Form 10-Q
period 2011-01-31
GreenChoice International, Inc.
filed 2011-03-23
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-52951

GREENCHOICE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1771342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 – 18th Avenue NW
Calgary, AB T2M-0T6
(Address of principal executive offices) (Zip Code)

(403) 708-5469
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ]     No [ ] (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  1,500,000 shares issued and outstanding as of March 18, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the period ended January 31, 2011, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JANUARY 31, 2011

          Page(s)

     Condensed Balance Sheets – Unaudited

 1

    Condensed Statements of Operations and Comprehensive Loss – Unaudited

      2

    Condensed Statements of Cash Flows - Unaudited

      3

    Notes to Unaudited Condensed Financial Statements

     4-8

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JANUARY 31,	APRIL 30,
	2011	2010
	(UNAUDITED)
Current Assets
Stock subscription receivable	$ -	$ 13,350
Total Current Assets	-	13,350

TOTAL ASSETS	$ -	$ 13,350

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 6,615	$ 64
Loans from stockholder	4,500	-

Total Current Liabilities	11,115	64

Total Liabilities	11,115	64

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
1,500,000 shares outstanding	1,500	1,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the development stage	(26,115)	(1,714)

Total Stockholders' Equity (Deficit)	(11,115)	13,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 13,350

The accompanying notes are an integral part of the condensed unaudited financial statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS	NINE MONTHS	Cumulative Totals
	ENDED JANUARY 31,	ENDED JANUARY 31,	February 9, 2010
			(Inception) to
	2011	2011	January 31, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,500
Accounting	2,500	10,300	10,300
Legal expenses	4,785	13,290	13,504
Taxes and licenses	625	625	625
Total Operating Expenses	7,910	24,215	25,929

OTHER INCOME (EXPENSE)
Interest	(129)	(186)	(186)
Total other income (expense)	(129)	(186)	(186)

NET LOSS APPLICABLE TO COMMON SHARES	$ (8,039)	$ (24,401)	$ (26,115)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	NINE MONTHS	Cumulative Totals
	ENDED JANUARY 31,	February 9, 2010
		(Inception)
	2011	to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (24,401)	$ (26,115)

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	6,551	6,615
Total adjustments	6,551	6,615

Net cash (used in) operating activities	(17,850)	(19,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stock subscription	13,350	-
Loans from stockholders	4,500	4,500
Sale of common stock	-	15,000

Net cash provided by financing activities	17,850	19,500

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the April 30, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

GreenChoice International, Inc. (the Company) was incorporated on February 9, 2010 under the laws of the State of Nevada.  The business purpose of the Company is to market prefabricated log cabin type homes in countries outside North America.  The Company has selected April 30 as its fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-20, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of January 31, 2011.

Start-up Costs

In accordance with ASC 720-15-25, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	JANUARY 31, 2011	JANUARY 31, 2011

Net income (loss)	$ (8,039)	$ (24,401)

Weighted average common
shares outstanding (Basic)	1,500,000	1,500,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	1,500,000	1,500,000
Net loss per share
(Basic and diluted)	$ (0.01)	$ (0.02)

As of January 31, 2011 the Company had 1,500,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2011-01, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through January 31, 2011 of approximately $26,115 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $9,140 were offset by the valu-ation allowance in the same amount.

The Company has no tax positions at January 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to January 31, 2011 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at Janauary 31, 2010.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of January 31, 2011 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 1,500,000 shares outstanding.

The following details the stock transactions for the Company:

On February 10, 2010 the Company authorized the sale of 1,500,000 shares of its common stock to its founding president for $.01 per share for a total of $15,000 cash to provide initial working capital.  The stock subscription was fully paid as of June 11, 2010.

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of January 31, 2010 is $4,500.  Any such loans are reported as current liabilities.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars, although none occurred as of January 31, 2011.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  The effect of change in exchange rates from the transaction dates to the reporting date is reported as Foreign Currency Transactions Gain (Loss).

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has incurred an operating deficit since its inception, is in the development stage

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JANUARY 31, 2011

NOTE 7 -

GOING CONCERN (CONTINUED)

and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from January 31, 2011 through the date the financial statements were issued.  There are no subsequent events eligible for disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements.  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled  “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we”, “us” and “our” refer to GreenChoice Internaitonal, Inc.

Overview

We were incorporated in the State of Nevada as GreenChoice International, Inc. on February 9, 2010.  Our fiscal year end is April 30.  We are a start-up stage company still in the development stage.  We are a company without revenues; we have minimal assets and have incurred losses since inception.  GreenChoice intends to market prefabricated log cabin style housing components to the Asian market.  We will do this by establishing relationships with firms in Asia that are already established and successful in the housing construction industry.

GreenChoice is building a business as a marketer or reseller of log cabin style pre-fabricated buildings and peeled and sized logs.  What we are referring to as  pre-fabricated log cabin style buildings will include all wood and wood products necessary to build the floor(s), outer log shell, wood partition materials, the wood roof structure, deck and wood shingles.  We use the term pre-fabricated because all materials supplied by the Company will arrive at the building site in a substantially completed form ready for final fitting and assembly.

GreenChoice will not be responsible for concrete footings, grade beams or foundations of any type.  Nor will the Company be responsible for supplying plumbing, heating, air conditioning, ventilation, electrical, windows, doors, floor coverings or finishing materials of any type.  Interior finishing options will be the responsibility of the customer.  Provision of the building lot, permits, government approvals or licenses, sewer, water or other services or utilities, insurance and all on-site labor will not be the responsibility of GreenChoice.

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The Company President has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  During the first three months of operations after the registration statement becomes effective, Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, he will determine a short list of organizations and individuals with whom to meet directly.  By the end of the first quarter of operations, he expects to have meetings scheduled with potential commercial customers.  He plans on traveling to Asia during the second quarter of operations to meet commercial customers, build working relations and introduce the GreenChoice brand.  During the first quarter, the Company also expects to secure a supplier, develop its website and create printed promotional materials.

At present, GreenChoice does not have an agreement with a North American manufacturer to supply logs, log house components or pre-fabricated structures.  Our President, through his Canadian company doing business as Summit Log Homes, has a longstanding working relationship with a North American supplier.  GreenChoce intends to purchase its raw materials from this or one of the other many suppliers with whom the Company President is familiar.  The products typically available from North American suppliers are substantially complete and require only a limited amount of  final fitting to be completed on site.  Due to the nature and characteristics of log cabin components, pre-fabrication does not involve the pre-fabrication of wall units or roof trusses, as is the case with conventional wood frame building components.  Rather, the logs are milled to a standardized diameter and length at the factory, and then sent to the construction site where the final fitting, milling and placement occurs.  Detailed work such as finalizing window, door and room sizes is also completed as part of the on-site milling and finishing process.  Putting together the pre-fabricated package at the log suppliers’ facility involves gathering and assembling properly sized logs and sending these stock sized logs to the construction site for assembly.  The pre-fabricated log cabin does not resemble anything close to the conventional pre-fabricated North American home in terms of detail and fine finish.  The log cabin is a rustic structure made of sturdy log components fashioned in a very simple design.  The company President has a long standing history and considerable experience in sales and distribution of log buildings in western Canada.  The company intends to enter into formal discussions with a product supplier as soon as the registration statement, of which this Prospectus is a part, becomes effective.

GreenChoice will provide a website with full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the web site is completed.  The Company expects to have the web site operational by July 2011.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

Results of Operations

The following table summarizes our operating results for the three months ended January 31, 2011:

	Three Months Ended January 31, 2011	Cumulative Totals February 9, 2010, (Inception) to January 31, 2011
Revenue	$-	$-
Operating Expenses	$7,910	$25,929
Net Loss	$8,039	$(26,115)

Three Months Ended January 31, 2011

Operating and General & Administrative Expenses

Since inception, the Company has incurred expenses totaling $25,929, consisting primarily of accounting and legal expenses.  For the three month period ended January 31, 2011, the Company had expenses of $7,910 and $24,215 for the nine months ended January 31, 2011.

Income Taxes

At January 31, 2011, the Company had no income.  We have not generated income since inception.

Capital and Liquidity

We have cash assets at January 31, 2011, of $0 and no cash assets as of the year ended April 30, 2010.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

Long-Term Debt

At January 31, 2011, and for the year ended April 30, 2010, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

Going Concern

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Because we have a working capital deficit, have generated minimal revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended April 30, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of January 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director and officer, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

31	Section 302 Certification of Merlyn Kirk

32	Section 906 Certification of Merlyn Kirk

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENCHOICE INTERNATIONAL, INC.

By:	/s/ Merlyn Kirk
Merlyn Kirk
President, Secretary, Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: _March 22, 2011_______________________________