Form 10-K
period 2011-04-30
GreenChoice International, Inc.
filed 2011-08-15
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-167879

GREENCHOICE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1771342
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 78TH Ave. NW, Calgary, Alberta, Canada	T2M-0T6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (403) 708-5469

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [   ] (not applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2010, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,500,000 as of July 29, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Part I

4

Item 1.     Business

4

Item 1A.   Risk Factors

6

Item 1B.   Unresolved Staff Comments

7

Item 2.      Properties

8

Item 3.      Legal Proceedings

8

Item 4.      (Removed and Reserved)

8

PART II

8

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  8

Item 6.      Selected Financial Data

9

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 8.      Financial Statements and Supplementary Data

11

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A.   Controls and Procedures

23

Item 9B.   Other Information

24

PART III

24

Item 10.    Directors, Executive Officers and Corporate Governance

24

Item 11.     Executive Compensation

26

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

28

Item 13.     Certain Relationships and Related Transactions, and Director Independence

29

Item 14.     Principal Accounting Fees and Services

29

Item 15.     Exhibits, Financial Statement Schedules

30

Part I

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “GreenChoice,” “we,” “us” or “our” are to Greenchoice International, Inc.

Item 1.     Business

Description of Business

Overview

We were incorporated in the State of Nevada as GreenChoice International, Inc. on February 9, 2010.  Our fiscal year end is April 30.  We are a start-up company still in the development stage.  We are a company without revenues; we have minimal assets and have incurred losses since inception.  GreenChoice intends to market prefabricated log cabin style housing components to the Asian market.  We will do this by establishing relationships with firms in Asia that are already established and successful in the housing construction industry.

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The Company President has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  During the first six months of operations, Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, he will determine a short list of organizations and individuals with whom to meet directly.  By the end of the first quarter of operations, he expects to have meetings scheduled with potential commercial customers.  He plans on traveling to Asia during the second or third quarter of operations to meet commercial customers, build working relations and introduce the GreenChoice brand.  During the first or second quarters, the Company also expects to secure a supplier, develop its website and create printed promotional materials.

GreenChoice will provide a website with full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the web site is completed.  The Company expects to have the web site operational by July 2012.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

Competition

Our limited research on the internet indicates there are a number of log cabin builders and suppliers operating in the Asian marketplace.  A search of the internet indicates there are both local domestic and international firms supplying the logs and other wood building materials.  We have not, however, been able to discern the extent of involvement of the international firms.  That is to say, we have not been able to determine if they are supplying just the logs, all wood and wood products, or a complete finished product including the project management and labor.

The Company currently has no employees and has no plans to hire employee during its first year of operations.  GreenChoice intends to use contracted services to conduct all aspects of its business.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching business development opportunities; first in Asia, then in Europe, Australia, New Zealand and other parts of the world.

Reports to Security Holders

We file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

1.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated no revenues, has accumulated a loss during its development stage and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

2.

We May Continue To Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able To Continue Our Business

Since our inception, we have generated no revenues from operations, have incurred expenses and losses.  In addition, we expect to continue to incur significant operating expenses.  As a result, we will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant.  Results of operations will depend upon numerous factors.  Some of these factors, such as market acceptance of our products and services, and competition, are beyond our control.

3.

The Company Is Subject To The Risks Inherent In The Creation Of A New Business

The Company is subject to substantially all the risks inherent in the creation of a new business.  The implementation of our business strategy is still in the development stage.  Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of an emerging business venture.  Accordingly, our intended business and operations may not prove to be successful in the near future, if at all.  Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

4.

Our Revenue Growth Rate Depends Primarily On Our Ability To Execute Our Business Plan

We may not be able to identify and maintain the necessary relationships within our industry.  Our ability to execute our business plan also depends on other factors, including the ability to:

1.

negotiate and maintain contracts and agreements with acceptable terms;

2.

hire and train qualified personnel;

3.

maintain marketing and development costs at affordable rates; and,

4.

maintain an affordable labor force.

5.

A Failure To Manage Our Growth Effectively Could Harm Our Business And Offering Results

Financial and management controls, and information systems may be inadequate to support our expansion.  Managing our growth effectively will require us to continue to enhance these systems, procedures and controls, and to hire, train, and retain management and staff.  We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure.  We also place importance on our culture, which we believe will be an important contributor to our success.  As we grow, however, we may have difficulty maintaining our culture, or adapting it sufficiently to meet the needs of our operations.  Our failure to manage our growth effectively could harm our business and operating results.

6.

The Company’s Ability To Expand Its Operations Will Depend Upon The Company’s Ability To Raise Significant Additional Financing As Well As To Generate Income

Developing our business may require significant capital in the future.  To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing.  Third-party financing may not, however, be available on terms favorable to us, or at all.  Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt.  These factors may make the timing, amount, terms and conditions of additional financings unattractive.  Our inability to raise capital could impede our growth.

7.

Investors May Lose Their Entire Investment If GreenChoice International, Inc. Fails To Implement Its Business Plan

The Company expects to face substantial risks, uncertainties, expenses and difficulties because it is a development stage company.  GreenChoice was formed in Nevada on February 9, 2010.  The Company has no demonstrable operations upon which investors can evaluate the Company’s business and prospects.  GreenChoice prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  The Company cannot guarantee that it will be successful in accomplishing its objectives.

8.

The Costs To Meet Our Reporting And Other Requirements As A Public Company Subject To The Exchange Act Of 1934 Will Be Substantial And May Result In Us Having Insufficient Funds To Expand Our Business Or Even To Meet Routine Business Obligations

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs could range $15,000 or more per year in the next few years, and will be higher if our business volume and activity increases, but lower during the first years of being public because our overall business volume will be lower.

9.

Reliance Upon One Individual as President, Treasurer, Secretary and Sole Director of The Company

One individual is the President, Treasurer, Secretary and sole Director of the Company.  In the event this individual becomes unavailable or unable to continue on in this multiple role, the Company could suffer substantial or irreparable damage and be forced to cease operations.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

We do not own any property, real or otherwise.  For the next fiscal year, we will conduct our administrative affairs from our President’s office, at no cost to the Company.  Within the first year, the Company will be making decisions on service provisions with regards to computer resources and customer service.  These decisions will lead us in our future determination of space and facility requirements.

Item 3.      Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not quoted on any trading system.  Accordingly, there is no present market for our securities.

As of July 29, 2011, we had 1 shareholder of record of our common stock and 1,500,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2011, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2011.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report contains forward-looking statements.  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled  “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.  As used in this annual report, the terms “we”, “us” and “our” refer to GreenChoice Internaitonal, Inc.

Results of Operations

The following table summarizes our operating results for the period ended April 30, 2011 and 2010:

	Period Ended April 30, 2011		Period Ended April 30, 2010	Cumulative Totals February 9, 2010, (Inception) to April 30, 2011
Revenue	$-	-	$-	$-
Operating Expenses	$32,456		$1,714	$34,170
Net Loss	$(32,934)		$(1,714)	$(34,648)

Operating and General & Administrative Expenses

Since inception, the Company has incurred expenses totaling $34,648, consisting primarily of accounting and legal expenses.  For the years ended April 30, 2011, and April 30, 2010, the Company had expenses of $32,934 and $1,714, respectively.

Income Taxes

At April 30, 2011, the Company had no income.  We have not generated income since inception.

Capital and Liquidity

We no cash assets at April 30, 2011, and no cash assets as of the year ended April 30, 2010.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

Long-Term Debt

At April 30, 2011, and for the year ended April 30, 2010, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

Because we have a working capital deficit, have generated no revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended April 30, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 8.      Financial Statements and Supplementary Data

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2011 AND

PERIOD ENDED APRIL 30, 2010

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2011 AND

PERIOD ENDED APRIL 30, 2010

          Page(s)

     Report of Independent Registered Public Accounting Firm                                    1

     Balance Sheets as of April 30, 2011 and 2010

   2

    Statements of Operations and Comprehensive Loss for the

        Year Ended April 30, 2011, for the Period from

        February 9, 2010 (Inception) to April 30, 2010, and for the

  Period from February 9, 2010 (Inception) to April 30, 2011

       3

    Statement of Changes in Stockholders’ Equity from February 9, 2010

       (Inception) to April 30, 2011

     4

    Statements of Cash Flows for the Twelve Months Ended

  April 30, 2011, for the Period from February 9, 2010 (Inception)

        to April 30, 2010, and for the Period from Feburary 9, 2010

  (Inception) to April 30, 2011

     5

    Notes to Financial Statements

     6-10

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
GreenChoice International, Inc.

We have audited the accompanying balance sheets of GreenChoice International, Inc. (a development stage company) (the Company) as of April 30, 2011 and 2010, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year ended April 30, 2011, for the period from February 9, 2010 (inception) to April 30, 2010, and for the period from February 9, 2010 (inception) to April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenChoice International, Inc. as of April 30, 2011 and 2010, and the results of its operations, and its cash flows for the year ended April 30, 2011, for the period from February 9, 2010 (inception) to April 30, 2010, and for the period from February 9, 2010 (inception) to April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
August 5, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	April 30, 2011	April 30, 2010
ASSETS

Current Assets

Stock subscription receivable	$ -	$ 13,350

Total Current Assets	-	13,350

TOTAL ASSETS	$ -	$ 13,350

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	$ 13,642	$ 64
Loans from stockholder	6,006	-

Total Current Liabilities	19,648	64

Total Liabilities	19,648	64

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 100,000,000 shares authorized and
1,500,000 shares outstanding	1,500	1,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the development stage	(34,648)	(1,714)

Total Stockholders' Equity (Deficit)	(19,648)	13,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 13,350

The accompanying notes are an integral part of these financial statements.

2

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2011

	Twelve Months	Period from February 9,	From February 9,
	Ended	2010 (Inception) to	2010 (Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	1,500	1,500
Taxes and licenses	625	-	625
Accounting	14,900	-	14,900
Legal expenses	16,931	214	17,145
Total Operating Expenses	32,456	1,714	34,170

OTHER INCOME AND (EXPENSE)
Interest	(478)	-	(478)
Total Other Income and (Expense)	(478)	-	(478)

NET LOSS APPLICABLE TO COMMON SHARES
AND COMPREHENSIVE LOSS	$ (32,934)	$ (1,714)	$ (34,648)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

3

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2011

	Common Stock		Additional	Deficit	Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated	Equity (deficit)
February 9, 2010 (Inception)	-	$ -	$ -	$ -	$ -
February 10, 2010 Resolution authorizing
sale of 1,500,000 shares at $.01 per share	1,500,000	$ 1,500	$ 13,500	$ -	$ 15,000
February 9, 2010 (Inception) to April 30, 2010 loss	-	-	-	(1,714)	(1,714)
Balance, April 30, 2010	1,500,000	1,500	13,500	(1,714)	13,286
Net loss	-	-	-	(32,934)	(32,934)
Balance, April 30, 2011	1,500,000	$ 1,500	$ 13,500	$ (34,648)	$ (19,648)

The accompanying notes are an integral part of these financial statements.

4

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2011

	Twelve Months	Period from February 9,	From February 9,
	Ended	2010 (Inception) to	2010 (Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,934)	$ (1,714)	$ (34,648)

Expenses paid by stockholder on behalf of Company
as stock subscription payment	-	1,650	1,650

Changes in operating assets and liabilities
Increase in accounts payable	13,578	64	13,642

Net cash used in operating activities	(19,356)	-	(19,356)

CASH USED FOR INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription receivable	13,350	-	13,350
Loans from stockholder	6,006	-	6,006
Total Cash From Financing Activities	19,356	-	19,356

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL NON-CASH
FINANCING ACTIVITIES:
Common stock subscription	$ -	$ 13,350

The accompanying notes are an integral part of these financial statements.

5

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

GreenChoice International, Inc. (the Company) was incorporated on February 9, 2010 under the laws of the State of Nevada.  The business purpose of the Company is to market prefabricated log cabin type homes in countries outside North America.  The Company has selected April 30 as its fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10-05, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of April 30, 2011 and 2010.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

6

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	TWELVE MONTHS	PERIOD FROM FEBRUARY 9,
	ENDED	2010 (INCEPTION) TO
	APRIL 30, 2011	APRIL 30, 2010

Net income (loss)	$ (32,934)	$ (1,714)

Weighted average common
shares outstanding (Basic)	1,500,000	1,500,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	1,500,000	1,500,000
Net loss per share
(Basic and diluted)	$ (0.02)	$ (0.00)

As of April 30, 2011 and 2010 the Company had 1,500,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include

7

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2011-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through April 30, 2011 of approximately $34,648 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $12,127 were offset by the valuation allowance.  The allowance increased $11,527 during the twelve months ended April 30, 2011.

The Company has no tax positions at April 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to April 30, 2011 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at April 30, 2011 or 2010.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of April 30, 2011 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 1,500,000 shares outstanding.

8

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

      APRIL 30, 2011 AND 2010

NOTE 4 -

STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

The following details the stock transactions for the Company:

On February 10, 2010 the Company authorized the sale of 1,500,000 shares of its common stock to its founding president for $.01 per share for a total of $15,000  cash to provide initial working capital.  The stock subscription was fully paid as of June 11, 2010.

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances is $6,006 and $0, respectively, as of April 30, 2011 and 2010.  Any such loans are reported as current liabilities.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars.  Assuming that Canadian dollars were identified as the functional currency, assets and liabilities denominated in Canadian dollars would be revalued to the United States dollar equivalent as of the reporting date.  The effect of change in exchange rates from the transaction dates to the reporting date for Canadian-denominated assets and liabilities would be reported as foreign currency translation adjustment and included in Other Comprehensive Gain or (Loss).  As of April 30, 2011 no foreign currency transactions have occurred.

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

9

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

      APRIL 30, 2011 AND 2010

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from April 30, 2011 through the date the financial statements were issued.  The following subsequent events are eligible for disclosure:

Subsequent to the Company’s fiscal year end, the Company sold 1,000,000 shares for total proceeds of $10,000.  Issuance of certificates will be done when the offering is completed.

10

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of April 30, 2011 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below is the name and age of each individual who was a director or executive officer of GreenChoice as of the date of this Report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Merlyn Kirk	66	President/Secretary/Treasurer/Director	February 9, 2010 - Present

Biographical Information

Merlyn Kirk, Founder, sole Director, President, Secretary and Treasurer. Age 66.  Term of service commenced February 9, 2010, effective for one year – renewable.

Mr. Kirk has many years of successful experience as a developer, building contractor and realtor.  He has worked in this industry since 1972.  He was the president of Bremco Construction from 1972 to 1982.  He also worked for Nelson Homes for several years and is currently president of Summitt Log Homes, a Canadian Corporation which he has operated for nearly ten years.  The only business activity Mr. Kirk has been engaged in the last five years has been in the operation of Summitt Log Homes.  Summitt Log Homes is a Canadian corporation solely owned and operated by Mr. Kirk.  Mr. Kirk is the President and Chief Executive Officer of the Canadian firm.

In addition to Mr. Kirk’s experience and network of business contacts in Canada, he has also visited over forty countries and built an extensive network of international business relationships.

Mr. Kirk is in a position and willing to devote seventy- five percent (75%) of his working day to GreenChoice responsibilities.  He will continue to take the leading role in managing the Company, until the stock has been registered and the Company has retained full time professional management.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

The Company’s director and executive officer has not been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Board and Committee Meetings

Our board of directors currently consists of one member, Merlyn Kirk. The Board held no formal meetings during the year ended April 30, 2011. As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

Currently the company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merlyn Kirk(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Kirk was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of our Company on February 9, 2010.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2011.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2011, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers, or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 29, 2011 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Merlyn Kirk Director, President, Secretary, Treasurer	527 – 18th Ave. NW, Calgary AB	1,500,000	100%

Officers and Directors as a whole (1)	1,500,000	100%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2011. As of July 29, 2011, there were 1,500,000 shares of our Company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Within the past five (5) years, Merlyn Kirk would be considered a promoter within the definition of Item 404(d) of Regulation S-K.

The Company’s President, in addition to purchasing common stock, has advanced the Company $6,006 for its general operational expenses.  This amount is considered a loan to the Company and should be considered a related-party transaction.  As of October 31, 2010, this amount had been reduced to $0, due to offsetting against stock subscriptions owed to the Company’s President.

Other than the issuance of stock to the Company’s President, there have been no transactions since inception or any currently proposed transaction in which the Company was or is to be a participant which amount of such transaction exceeded the lesser of $120,000 or 1% of the average of the registrant’s total assets at the year end and in which any related person had or will have a direct or indirect material interest. While our President has contacts with potential suppliers of products, there are no formal or informal agreements which would be deemed related party transactions within the meaning of Item 404(d) of Regulation S-X.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for the period from inception (March 24, 2010) to April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2011	From Inception (March 29, 2010) to April 30, 2010
Audit Fees (1)	$15,400	$5,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$15,400	$5,000

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Amended By-Laws of Registrant(2)

*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on June 30, 2010, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-167879), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on July 8, 2011, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GREENCHOICE INTERNATIONAL, INC.
(Registrant)

Dated: August 15, 2011
MERLYN Kirk
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2011
Merlyn Kirk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)