Form 10-Q
period 2011-06-30
GreenChoice International, Inc.
filed 2011-09-19
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]     No [ ]

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

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  2,500,000 shares issued and outstanding as of September 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the period ended July 31, 2011, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Balance Sheets as of July 31, 2011 and April 30, 2011

 1

    Condensed Statements of Operations and Comprehensive Loss

       for the Three Months Ended July 31, 2011 and 2010, with

       Cumulative Totals Since Inception

      2

    Condensed Statements of Cash Flows for the Three Months Ended

        July 31, 2011 and 2010, with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-8

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JULY 31,	APRIL 30,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 1,951	$ -

Total Current Assets	1,951	-

TOTAL ASSETS	$ 1,951	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$ 5,200	$ 13,642
Loans from stockholder	16,006	6,006

Total Current Liabilities	21,206	19,648

Total Liabilities	21,206	19,648

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 100,000,000 shares authorized,
2,500,000 and 1,500,000 shares issued and outstanding ,at
July 31, 2011,and April 30, 2011, respectively	2,500	1,500
Additional paid-in capital	22,500	13,500
Deficit accumulated during the development stage	(44,255)	(34,648)

Total Stockholders' Deficit	(19,255)	(19,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,951	$ -

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS	THREE MONTHS	Cumulative Totals
	ENDED JULY 31,	ENDED JULY 31,	February 9, 2010
			(Inception)
	2011	2010	to July 31, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-		1,500
Accounting	7,000	3,000	21,900
Legal expenses	2,560	4,410	19,705
Taxes and licenses	-	-	625
Total Operating Expenses	9,560	7,410	43,730

OTHER INCOME AND (EXPENSE)
Interest and finance charges	(53)	-	(531)
Currency transaction gain	6	-	6

Total other income and (expense)	(47)	-	(525)

NET LOSS APPLICABLE TO COMMON SHARES	$ (9,607)	$ (7,410)	$ (44,255)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,994,565	1,500,000

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	THREE MONTHS	THREE MONTHS	Cumulative Totals
	ENDED JULY 31,	ENDED JULY 31,	February 9, 2010
			(Inception)
	2011	2010	to July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,607)	$ (7,410)	$ (44,255)

Changes in assets and liabilities
(Increase) in prepaid expenses	-	(5,876)	-
Increase (decrease) in accounts payable	(8,442)	(64)	5,200
Total adjustments	(8,442)	(5,940)	5,200

Net cash (used in) operating activities	(18,049)	(13,350)	(39,055)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholders	10,000	-	16,006
Sale of common stock	10,000	13,350	25,000

Net cash provided by financing activities	20,000	13,350	41,006

NET INCREASE (DECREASE) IN CASH	1,951	-	1,951

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,951	$ -	$ 1,951

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the April 30, 2011 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $ 1,951 cash and cash equivalents as of July 31, 2011.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	July 31, 2011	July 31, 2010

Net income (loss)	$ (9,607)	$ (7,410)

Weighted average common
shares outstanding (Basic)	1,994,565	1,500,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	1,994,565	1,500,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ (0.00)

As of July 31, 2011 the Company had 2,500,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

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

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards

Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  The Company has adopted SFAS No. 165.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through July 31, 2011 of approximately $44,255 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $15,489 were offset by the valuation allowance.

The Company has no tax positions at July 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to July 31, 2011 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at July 31, 2011.  All tax years starting from 2010 are open for examination.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Common Stock

As of July 31, 2011 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 2,500,000 shares outstanding.

The following details the stock transactions for the Company:

On February 10, 2010 the Company authorized the sale of 1,500,000 shares of its common stock to its founding president for $.01 per share for a total of $15,000 cash to provide initial working capital.  The stock subscription was fully paid as of June 11, 2010.

On May 18, 2011 the Company received paid subscriptions for 500,000 shares at $0.01 per share for a total of $5,000.  The proceeds were used for administrative expenses.

On July 14, 2011 the Company received paid subscriptions for another 500,000 shares at $0.01 per share for $5,000 which was used for administrative expenses.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2011

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of July 31, 2011 is $16,006.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars, although, as of July 31, 2011 the only transaction was a $6 favorable adjustment from a payment for stock in Canadian currency.  When assets and liabilities denominated in Canadian dollars exist, they are revalued to the United States dollar equivalent as of the reporting date.  The effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses).

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

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from July 31, 2011 through the date the financial statements were issued.  On August 12, 2011 the Company received subscriptions for another 350,000 shares at $0.01 per share for a total of $3,500. The proceeds will be used for administrative expenses.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we”, “us” and “our” refer to GreenChoice International, Inc.

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The Company President has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  During the first three months of operations after the registration statement becomes effective, Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, he will determine a short list of organizations and individuals with whom to meet directly.  By the end of the second quarter of operations, he expects to have meetings scheduled with potential commercial customers.  He plans on traveling to Asia during the second quarter of operations to meet commercial customers, build working relations and introduce the GreenChoice brand.  During the second quarter, the Company also expects to secure a supplier, develop its website and create printed promotional materials.

At present, GreenChoice does not have an agreement with a North American manufacturer to supply logs, log house components or pre-fabricated structures.  Our President, through his Canadian company doing business as Summit Log Homes, has a longstanding working relationship with a North American supplier.  GreenChoice intends to purchase its raw materials from this or one of the other many suppliers with whom the Company President is familiar.  The products typically available from North American suppliers are substantially complete and require only a limited amount of  final fitting to be completed on site.  Due to the nature and characteristics of log cabin components, pre-fabrication does not involve the pre-fabrication of wall units or roof trusses, as is the case with conventional wood frame building components.  Rather, the logs are milled to a standardized diameter and length at the factory, and then sent to the construction site where the final fitting, milling and placement occurs.  Detailed work such as finalizing window, door and room sizes is also completed as part of the on-site milling and finishing process.  Putting together the pre-fabricated package at the log suppliers’ facility involves gathering and assembling properly sized logs and sending these stock sized logs to the construction site for assembly.  The pre-fabricated log cabin does not resemble anything close to the conventional pre-fabricated North American home in terms of detail and fine finish.  The log cabin is a rustic structure made of sturdy log components fashioned in a very simple design.  The company President has a long standing history and considerable experience in sales and distribution of log buildings in western Canada.  The company intends to enter into formal discussions with a product supplier now that the registration statement is effective.

GreenChoice will provide a website with a full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the web site is completed.  The Company expects to have the web site operational by the end of September 2011.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

Results of Operations

The following table summarizes our operating results for the three months ended July 31, 2011:

	Three Months Ended July 31, 2011	February 9, 2010 (Inception) to July 31, 2011
Revenue	$-	$-
Operating Expenses	$9,560	$43,730
Net Loss	$(9,607)	$(44,255)

Three Months Ended July 31, 2011

Operating and General & Administrative Expenses

For the three month period ended July 31, 2011, the Company has incurred expenses totaling $9,560, consisting primarily of accounting and legal expenses.  The Company had expenses of $43,730 for the period from inception (February, 9, 2010) to July 31, 2011.

Income Taxes

At July 31, 2011, the Company had no income.  We have not generated income since inception.

Capital and Liquidity

We have cash assets at July 31, 2011, of $1,951 and no cash assets as of the year ended April 30, 2011.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

Long-Term Debt

At July  31, 2011, and for the year ended April 30, 2010, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

As of July 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

31	Section 302 Certification of Merlyn Kirk

32	Section 906 Certification of Merlyn Kirk

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENCHOICE INTERNATIONAL, INC.

By:	/s/ Merlyn Kirk
Merlyn Kirk
President, Secretary, Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: _September 16, 2011