Form 10-Q/A
period 2011-07-31
GreenChoice International, Inc.
filed 2011-12-02
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Greenchoice International, Inc. (“the Company”) for the quarter ended July 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on September 19, 2011.  The Amendment is being filed to submit Exhibits 101.  The amendment reises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) isincluded as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amemdnemtn does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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
Date: _October 3, 2011