Form 10-Q
period 2012-01-31
GreenChoice International, Inc.
filed 2012-03-14
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  3,600,000 shares issued and outstanding as of January 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the period ended January 31, 2012, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2012

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Balance Sheets as of January 31, 2012 and April 30, 2011

 1

    Condensed Statements of Operations and Comprehensive Loss

       for the Three and Nine Months Ended January 31, 2012 and 2011

       with Cumulative Totals Since Inception

      2

    Condensed Statements of Cash Flows for the Nine Months Ended

        January 31, 2012 and 2011, with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-8

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	January 31,	April 30,
	2012	2011
	(Unaudited)
Current Assets

Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$ 3,053	$ 13,642
Loans from stockholder	20,055	6,006

Total Current Liabilities	23,108	19,648

Total Liabilities	23,108	19,648

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 100,000,000 shares authorized and
3,600,000 and 1,500,000 shares issued and outstanding at January 31, 2012
and April 30, 2011, respectively	3,600	1,500
Additional paid-in capital	32,400	13,500
Deficit accumulated during the development stage	(59,108)	(34,648)

Total Stockholders' Deficit	(23,108)	(19,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL , INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months		Nine Months		Cumulative Totals
	Ended		Ended		February 9, 2010
	January 31,		January 31,		(Inception) to
	2012	2011	2012	2011	January 31, 2012

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ -	$ -	$ 1,500
Office expenses	89	-	89	-	89
Accounting	2,800	2,500	12,355	10,300	27,255
Legal expenses	2,885	4,785	8,740	13,290	25,885
Outside services	1,561	-	3,111	-	3,111
Taxes and licenses	-	625	-	625	625
Total Operating Expenses	7,335	7,910	24,295	24,215	58,465

OTHER INCOME AND (EXPENSE)
Interest and finance charges	-	(129)	(158)	(186)	(636)
Currency transaction loss	-	-	(7)	-	(7)

Total other income and (expense)	-	(129)	(165)	(186)	(643)

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,335)	$ (8,039)	$ (24,460)	$ (24,401)	$ (59,108)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,600,000	1,500,000	2,920,652	1,500,000

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months		Cumulative Totals
	Ended		February 9, 2010
	January 31,		(Inception) to
	2012	2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (24,460)	$ (24,401)	$ (59,108)

Changes in assets and liabilities
Increase (decrease) in accounts payable	(10,589)	6,551	3,053
Total adjustments	(10,589)	6,551	3,053

Net cash (used in) operating activities	(35,049)	(17,850)	(56,055)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholders	14,049	4,500	20,055
Payments received on stock subscription	-	13,350	-
Sale of common stock	21,000	-	36,000

Net cash provided by financing activities	35,049	17,850	56,055

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  There are no such estimates included in these financial statements.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2012

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of January 31, 2012 or April 30, 2011.

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

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of shares upon exercise.  The Company has no potentially dilutive securities such as options, warrants, or convertible bonds currently issued and outstanding.  Consequently basic and diluted shares are the same, as presented in the Condensed Statements of Operations and Comprehensive Loss.

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

JANUARY 31, 2012

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards (Continued)

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2011-12.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through January 31, 2012, the fair value of services and office space provided are estimated to be nil.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through January 31, 2012 of approximately $59,108 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $20,688 were offset by the valuation allowance.

The Company has no tax positions at January 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to January 31, 2012 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at January 31, 2012.  All tax years starting from 2010 are open for examination.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2012

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of January 31, 2012 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 3,600,000 shares issued and outstanding.

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

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of January 31, 2012, is $16,006.  Another stockholder has advanced funds for administrative expenses totaling $4,049 as of January 31, 2012.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars.  As of January 31, 2012, the only transactions were  $7 net expense from conversion of Canadian currency paid for stock.  Assets and liabilities, if denominated in Canadian dollars, are revalued to United States dollars as of the reporting date.  The effect of such change in exchange rates is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses) which, to date, have been normal.

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2012

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

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from January 31, 2012 through the date the financial statements were issued.  There are no subsequent events required to be reported.

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The Company President, Merlyn Kirk, has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, the Company intends to develop a short list of organizations and individuals with whom to meet directly.  The Company expects to have meetings scheduled with potential commercial customers by the end of the current calendar year.  The Company President plans on traveling to Asia early in 2012 to meet commercial customers, build working relations and introduce the GreenChoice brand.  The Company also expects to secure a supplier, develop its website and create printed promotional materials in mid-2012.

At present, GreenChoice does not have an agreement with a North American manufacturer to supply logs, log house components or pre-fabricated structures.  Our President, through his Canadian company doing business as Summit Log Homes, has a longstanding working relationship with a North American supplier.  GreenChoice intends to purchase its raw materials from this or one of the other many suppliers with whom the Company President is familiar.  The products typically available from North American suppliers are substantially complete and require only a limited amount of  final fitting to be completed on site.  Due to the nature and characteristics of log cabin components, pre-fabrication does not involve the pre-fabrication of wall units or roof trusses, as is the case with conventional wood frame building components.  Rather, the logs are milled to a standardized diameter and length at the factory, and then sent to the construction site where the final fitting, milling and placement occurs.  Detailed work such as finalizing window, door and room sizes is also completed as part of the on-site milling and finishing process.  Putting together the pre-fabricated package at the log suppliers’ facility involves gathering and assembling properly sized logs and sending these stock sized logs to the construction site for assembly.  The pre-fabricated log cabin does not resemble anything close to the conventional pre-fabricated North American home in terms of detail and fine finish.  The log cabin is a rustic structure made of sturdy log components fashioned in a very simple design. The Company President has a long standing history and considerable experience in sales and distribution of log buildings in western Canada.  The Company intends to conclude formal discussions with a product supplier in mid-2012.

GreenChoice will provide a website with a full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the website is completed.  The Company expects to have the website operational in mid- 2012.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

Results of Operations

The following table summarizes our operating results for the three and nine months ended January 31, 2012:

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2012	February 9, 2010 (Inception) to January 31, 2012
Revenue	$-	$-	$-	$-	$-
Operating Expenses	$7,335	$7,910	$24,295	$24,215	$58,465
Net Loss	$(7,335)	$(8,039)	$(24,460)	$(24,401)	$(58,465)

Three Months Ended January 31, 2012

Operating and General & Administrative Expenses

For the three month period ended January 31, 2012, the Company has incurred expenses totaling $7,335, compared to $7,910, for the three month period ended January 31, 2011, consisting primarily of accounting and legal expenses.  The Company had expenses of $58,465 for the period from inception (February 9, 2010) to January 31, 2012.

Income Taxes

At January 31, 2012, the Company had no income.  We have not generated income since inception.

Capital and Liquidity

We have no cash assets at January 31, 2012, no cash assets as of the year ended April 30, 2011.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

Long-Term Debt

At January 31, 2012, and for the year ended April 30, 2011, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

Nine Months Ended January 31, 2012

Operating and General & Administrative Expenses

For the nine month period ended January 31, 2012, the Company has incurred expenses totaling $24,295, compared to $24,215, for the nine month period ended January 31, 2011, consisting primarily of accounting and legal expenses.

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

As of January 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
Date: March 13, 2012