Form 10-K
period 2012-04-30
GreenChoice International, Inc.
filed 2012-07-18
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 [X]

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
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,600,000 as of July 12, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Part I

4

Item 1.  Business

4

Item 1A.  Risk Factors

6

Item 1B.  Unresolved Staff Comments

7

Item 2.  Properties

7

Item 3.  Legal Proceedings

8

Item 4.  Mine Safety Disclosures

8

PART II

8

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  8

Item 6.  Selected Financial Data

8

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

24

Item 11.  Executive Compensation

26

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

27

Item 13.  Certain Relationships and Related Transactions, and Director Independence

28

Item 14.  Principal Accounting Fees and Services

28

Item 15.  Exhibits, Financial Statement Schedules

29

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The Company President has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, he will determine a short list of organizations and individuals with whom to meet directly.  He expects to have meetings scheduled with potential commercial customers by the end of calendar year 2012.  He plans on traveling to Asia to meet commercial customers, build working relations and introduce the GreenChoice brand.  The Company also expects to secure a supplier, develop its website and create printed promotional materials by the end of calendar year 2012.

GreenChoice will provide a website with full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the web site is completed.  The Company expects to have the web site operational by end of third quarter of 2012.

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

The Company currently has no employees and has no plans to hire employee during its next year of operations.  GreenChoice intends to use contracted services to conduct all aspects of its business.

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

Item 2.  Properties

We do not own any property, real or otherwise.  For the next fiscal year, we will conduct our administrative affairs from our President’s office, at no cost to the Company.  Within the next year, the Company will be making decisions on service provisions with regards to computer resources and customer service.  These decisions will lead us in our future determination of space and facility requirements.

Item 3.  Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On January 20, 2012, our common stock began trading on the OTCBB under the symbol GREE.  However, the stock has not traded and no present market for our securities exists.

As of July 12, 2012, we had 36 shareholder of record of our common stock and 3,600,000 shares outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2012.

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

Results of Operations

The following table summarizes our operating results for the period ended April 30, 2012 and 2011:

	Period Ended April 30, 2012		Period Ended April 30, 2011	Cumulative Totals February 9, 2010, (Inception) to April 30, 2011
Revenue	$-	-	$-	$-
Operating Expenses	$30,914		$32,456	$65,084
Net Loss	$(31,213)		$(32,934)	$(65,861)

Operating and General & Administrative Expenses

Since inception, the Company has incurred expenses totaling $65,084, consisting primarily of accounting and legal expenses.  For the years ended April 30, 2012, and April 30, 2011, the Company had expenses of $30,914 and $32,456, respectively.

Income Taxes

At April 30, 2012, the Company had no income.  We have not generated income since inception.

Capital and Liquidity

We had no cash assets at April 30, 2012, and no cash assets as of the year ended April 30, 2011.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

Long-Term Debt

At April 30, 2012, and for the year ended April 30, 2011, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

Because we have a working capital deficit, have generated no revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended April 30, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8.  Financial Statements and Supplementary Data

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2012

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

          Page(s)

     Report of Independent Registered Public Accounting Firm

   1

     Balance Sheets as of April 30, 2012 and 2011

   2

    Statements of Operations and Comprehensive Loss for the

       Years Ended April 30, 2012 and 2011, with Cumulative

       Totals Since Inception

      3

   Statement of Changes in Stockholders’ Equity (Deficit) from

      February 9, 2010 (Inception) to April 30, 2012

     4

    Statements of Cash Flows for the Years Ended

        April 30, 2012 and 2011, with Cumulative Totals Since Inception

     5

    Notes to Financial Statements

     6-10

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	April 30, 2012	April 30, 2011
ASSETS

Current Assets

Total Current Assets	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts payable	$ 6,769	$ 13,642
Loans from stockholders	23,092	6,006

Total Current Liabilities	29,861	19,648

Total Liabilities	29,861	19,648

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 100,000,000 shares authorized and
3,600,000 shares and 1,500,000 shares, outstanding as of April 30, 2012
and 2011, respectively	3,600	1,500
Additional paid-in capital	32,400	13,500
Deficit accumulated during the development stage	(65,861)	(34,648)

Total Stockholders' Deficit	(29,861)	(19,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

2

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE INCEPTION

	Year	Year	From February 9,
	Ended	Ended	2010 (Inception)
	April 30, 2012	April 30, 2011	to April 30, 2012

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,500
Taxes and licenses	-	625	625
Accounting	15,935	14,900	30,835
Legal expenses	11,329	16,931	28,474
Administrative expenses	3,650	-	3,650
Total Operating Expenses	30,914	32,456	65,084

OTHER INCOME AND (EXPENSE)
Interest	(292)	(478)	(770)
Foreign currency exchange	(7)	-	(7)
Total Other Income and (Expense)	(299)	(478)	(777)

NET LOSS APPLICABLE TO COMMON SHARES
AND COMPREHENSIVE LOSS	$ (31,213)	$ (32,934)	$ (65,861)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,087,705	1,500,000

The accompanying notes are an integral part of these financial statements.

3

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2012

	Common Stock		Additional	Deficit	Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated	Equity (deficit)
February 9, 2010 (Inception)	-	$ -	$ -	$ -	$ -
February 10, 2010 Resolution authorizing
sale of 1,500,000 shares at $.01 per share	1,500,000	$ 1,500	$ 13,500	$ -	$ 15,000
February 9, 2010 (Inception) to April 30, 2010 loss	-	-	-	(1,714)	(1,714)
Balance, April 30, 2010	1,500,000	1,500	13,500	(1,714)	13,286
Net loss	-	-	-	(32,934)	(32,934)
Balance, April 30, 2011	1,500,000	1,500	13,500	(34,648)	(19,648)
May 18, 2011, sold 500,000 shares at $0.01	500,000	500	4,500	-	5,000
July 14, 2011, sold 500,000 shares at $0.01	500,000	500	4,500	-	5,000
August through October, 2011, sold 1,100,000
shares at $0.01	1,100,000	1,100	9,900	-	11,000
Net loss	-	-	-	(31,213)	(31,213)
Balance, April 30, 2012	3,600,000	$ 3,600	$ 32,400	$ (65,861)	$ (29,861)

The accompanying notes are an integral part of these financial statements.

4

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE INCEPTION

			From February 9,
	Year Ended	Year Ended	2010 (Inception)
	April 30, 2012	April 30, 2011	to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (31,213)	$ (32,934)	$ (65,861)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(6,873)	13,578	6,769

Net cash used in operating activities	(38,086)	(19,356)	(59,092)

CASH USED FOR INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription receivable	-	13,350	-
Sale of common stock	21,000	-	36,000
Loans from stockholder	17,086	6,006	23,092
Total Cash From Financing Activities	38,086	19,356	59,092

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of April 30, 2012 or 2011.

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

APRIL 30, 2012

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of shares upon exercise.  The Company has no potentially dilutive securities such as options, warrants, or convertible bonds currently issued and outstanding.  Consequently basic and diluted shares are the same, as presented in the Statements of Operations and Comprehensive Loss.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through April 30, 2012, the fair value of services and office space provided are estimated to be nil.

7

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through April 30, 2012 of approximately $65,861 will begin to expire in 2030.  Using an estimated rate of 35%, deferred tax assets of approximately $23,051 were offset by the valuation allowance.

The Company has no tax positions at April 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to April 30, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at April 30, 2012.  All tax years starting from 2010 are open for examination.

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

APRIL 30, 2012

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

NOTE 5 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of April 30, 2012, is $16,006.  Another stockholder has advanced funds for administrative expenses totaling $7,086 as of April 30, 2012.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars.  As of April 30, 2012, the only transaction was $7 net expense from conversion of Canadian currency paid for stock.  Assets and liabilities, if denominated in Canadian dollars, are revalued to United States dollars as of the reporting date.  The effect of such change in exchange rates is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses) which, to date, have been nominal.

9

GREENCHOICE INTERNATIONAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2012 through the date the financial statements were issued.  There are no subsequent events required to be reported.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of April 30, 2012, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Mr. Kirk is in a position and willing to devote seventy-five percent (75%) of his working day to GreenChoice responsibilities.  He will continue to take the leading role in managing the Company, until the Company has retained full time professional management.

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

Board and Committee Meetings

Our board of directors currently consists of one member, Merlyn Kirk.  The Board held no formal meetings during the year ended April 30, 2012.  As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merlyn Kirk(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Kirk was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of our Company on February 9, 2010.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2012.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2012, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 12, 2012 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Merlyn Kirk Director, President, Secretary, Treasurer	527 – 18th Ave. NW, Calgary AB	1,500,000	41.7%

Officers and Directors as a whole (1)	1,500,000	41.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2012.  As of July 29, 2012, there were 3,600,000 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Within the past five (5) years, Merlyn Kirk would be considered a promoter within the definition of Item 404(d) of Regulation S-K.

The Company’s President, in addition to purchasing common stock, has advanced the Company funds for its general operational expenses.  This amount is considered a loan to the Company and should be considered a related-party transaction.   As of April 30, 2011, the amount owing was $6,006.  As of April 30, 2012, the amount owing was $23,092.

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

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2012 and 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit Fees (1)	$12,100	$15,400
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$12,100	$15,400

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Amended By-Laws of Registrant(2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	Instance(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation(3)

101.DEF	XBRL Taxonomy Extension Definition(3)

101.LAB	XBRL Taxonomy Extension Label(3)

101.PRE	XBRL Taxonomy Extension Presentation(3)

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

(3)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GREENCHOICE INTERNATIONAL, INC.
(Registrant)

Dated: July 17, 2012	/s/ Merlyn Kirk
Merlyn Kirk
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 17, 2012	/s/ Merlyn Kirk
Merlyn Kirk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)