Form 10-Q
period 2012-07-31
GreenChoice International, Inc.
filed 2012-09-14
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934
For the quarterly period ended July 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-167879

GREENCHOICE INTERNATIONAL, INC.
(Name of registrant as specified in its charter)

Nevada	42-1771342
(State of incorporation)	(I.R.S. Employer Identification No.)
12248 Meridian Blvd, Ste H
Minden, Nevada 89423
 (Address of principal executive offices)

(775) 743-6624
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

As of September 14, 2012, there were 3,600,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GREENCHOICE INTERNATIONAL, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Greenchoice International, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”GREE,””Greenchoice,” "our," "us," the "Company," refers to Greenchoice International, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
July 31, 2012

Balance Sheets as of July 31, 2012 (Unaudited) and April 30, 2012	4

Statements of Operations and Comprehensive Loss for the Three Months July 31, 2012 and 2011, and Inception (February 9, 2010) to July 31, 2012 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended July 31, 2012 and 2011, and (Unaudited), Inception (February 9, 2010) to July 31, 2012 (Unaudited)	8

Notes to Financial Statements	10

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31,	April 30,
	2012 (unaudited)	2012

ASSETS

Current Assets

Total current assets	$-	$-

TOTAL ASSETS	$-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$12,178	$6,769
Loans from stockholders	30,192	23,092
Total current liabilities	42,370	29,861

TOTAL LIABILITIES	42,370	29,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 150,000,000 shares authorized, 3,600,000 and 3,600,000 shares issued and outstanding, respectively	3,600	3,600
Additional paid in capital	32,400	32,400
Deficit accumulated during the development stage	(78,370)	(65,861)

TOTAL STOCKHOLDERS' DEFICIT	(42,370)	(29,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
AND FOR THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

			From inception (February 9, 2010) to July 31, 2012
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011

INCOME	$-	$-	$-

OPERATING EXPENSES
Organization expenses	-		1,500
Taxes and licenses	-		625
Accounting	6,500	7,000	37,335
Legal expenses	5,470	2,560	33,944
Administrative expenses	450		4,100
Total Operating Expenses	12,420	9,560	77,504

OTHER INCOME AND (EXPENSES)
Interest charges	(89)	(53)	(859)
Foreign currency exchange	-	6	(7)
Total Other Income and (Expenses)	(89)	(47)	(866)
NET LOSS BEFORE INCOME TAXES	(12,509)	(9,607)	(78,370)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,509)	$(9,607)	$(78,370)

Weighted Average Number of Shares Outstanding	3,600,000	1,994,565

Net Loss Per Share	$(0.00)	$(0.00)

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2012 and 2011
AND FOR THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	From inception (February 9, 2010) to July 31, 2012

Cash used in operating activities:
Net loss	$(12,509)	$(9,607)	$(78,370)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	5,409	(8,442)	12,178
Net cash used in operating activities	(7,100)	(18,049)	(66,192)

Cash Flows from Financing Activities:
Sale of common stock	-	10,000	36,000
Loans from stockholders	7,100	10,000	30,192
Net Cash Provided by Financing Activities	7,100	20,000	66,192
Net Increase in Cash and Cash Equivalents	-	1,951	-

Cash and Cash Equivalents - Beginning	-	-	-

Cash and Cash Equivalents - End	$-	$1,951	$-

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2012

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual financial statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the April 30, 2012 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

GreenChoice International, Inc. (the Company) was incorporated on February 9, 2010 under the laws of the State of Nevada.  The business purpose of the Company is to market prefabricated log cabin type homes in countries outside North America.  The Company has selected April 30 as its fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of July 31, 2012 or April 30, 2012.

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2012-03.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through July 31, 2012, the fair value of services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through July 31, 2012 of approximately $78,370 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $27,430 were offset by the valuation allowance.

The Company has no tax positions at July 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to July 31, 2012 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at July 31, 2012.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of July 31, 2012 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 3,600,000 shares issued and outstanding.

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

NOTE 5 - LOANS FROM STOCKHOLDERS

The Company’s former President and former sole director along with another stockholder has advanced funds for organizational and administrative expenses.  The total of these advances as of July 31, 2012, is $30,192.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

NOTE 6 - FOREIGN CURRENCY TRANSLATION

Since the Company operates in Canada there is potential for transactions in Canadian dollars.  From inception, the only transactions were $7 net expense from conversion of Canadian currency paid for stock.  Assets and liabilities, if denominated in Canadian dollars, are revalued to United States dollars as of the reporting date.  The effect of such change in exchange rates is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses) which, to date, have been nominal.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  There are no subsequent events required to be reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The former President, Merlyn Kirk, has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, the Company intends to develop a short list of organizations and individuals with whom to meet directly.  The Company expects to have meetings scheduled with potential commercial customers by the end of the current calendar year.  Mr. Kirk plans on traveling to Asia in 2012 to meet commercial customers, build working relations and introduce the GreenChoice brand.  The Company also expects to secure a supplier, develop its website and create printed promotional materials in mid-2013.

At present, GreenChoice does not have an agreement with a North American manufacturer to supply logs, log house components or pre-fabricated structures.  Our former President, through his Canadian company doing business as Summit Log Homes, has a longstanding working relationship with a North American supplier.  GreenChoice intends to purchase its raw materials from this or one of the other many suppliers with whom the former President is familiar.  The products typically available from North American suppliers are substantially complete and require only a limited amount of final fitting to be completed on site.  Due to the nature and characteristics of log cabin components, pre-fabrication does not involve the pre-fabrication of wall units or roof trusses, as is the case with conventional wood frame building components.  Rather, the logs are milled to a standardized diameter and length at the factory, and then sent to the construction site where the final fitting, milling and placement occurs.  Detailed work such as finalizing window, door and room sizes is also completed as part of the on-site milling and finishing process.  Putting together the pre-fabricated package at the log suppliers’ facility involves gathering and assembling properly sized logs and sending these stock sized logs to the construction site for assembly.  The pre-fabricated log cabin does not resemble anything close to the conventional pre-fabricated North American home in terms of detail and fine finish.  The log cabin is a rustic structure made of sturdy log components fashioned in a very simple design. The former President has a long standing history and considerable experience in sales and distribution of log buildings in western Canada.  The Company intends to conclude formal discussions with a product supplier in mid-2013.

GreenChoice will provide a website with a full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The former President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the website is completed.  The Company expects to have the website operational in mid- 2013.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2012 $	April 30, 2012 $
Current Assets	-	-
Current Liabilities	42,370	29,861
Working Deficit	42,370	29,861

RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

	July 31, 2012 $	July 31, 2011 $
Cash Flows from (used in) Operating Activities	(7,100)	(18,049)
Cash Flows from (used in) Financing Activities	7,100	20,000
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	-	1,951

Results for the Quarter Ended July 31, 2012 Compared to the Quarter Ended July 31, 2011

Operating Revenues

The Company’s revenues for the three months ended July 31, 2012 and July 31, 2011 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended July 31, 2012 and July 31, 2011 were $12,420 and $9,560, respectively.  Operating expenses consisted primarily of accounting fees, legal expenses and administrative expenses.  The increase was primarily attributable to an increase in accounting and legal fees appropriate for being a public company.

Net Loss

Net loss for the three months ended July 31, 2012 was $12,509 compared with a net loss of $9,607 for the three months ended July 31, 2011.  The increase loss is due to an increase in both administrative and legal fees.

Results for the Period from February 9, 2010 (inception of development stage) Through July 31, 2012

Operating Revenues

The Company’s revenues for the period from February 9, 2010 (inception of development stage) through July 31, 2012 were $0.

Operating Expenses

Operating expenses for the period from February 9, 2010 (inception of development stage) through July 31, 2012 were $77,504.  Operating expenses consist primarily of organization expenses, taxes and licenses, accounting fees, legal fees and administrative expenses appropriate for being a public company.

Net Loss

Net loss for the period from February 9, 2010 (inception of development stage) through July 31, 2012 was $78,370.

Liquidity and Capital Resources

As at July 31, 2012, the Company had a cash balance and asset total of $0 and $0, respectively, compared with $0 and $0 of cash and total assets, respectively, as at April 30, 2012.

As at July 31, 2012, the Company had total liabilities of $42,370 compared with $29,861 as at April 30, 2012.

The overall working deficit increased from $29,861 at April 30, 2012 to $42,370 at July 31, 2012.

Cashflow from Operating Activities

During the three months ended July 31, 2012, cash used in operating activities was $7,100 compared to $18,049 for the three months ended July 31, 2011.

Subsequent Developments

Mr. Merlyn Kirk resigned from all positions with the Company effective as of August 3, 2012, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 3, 2012, Mr. Antonio Martinez-Guzman was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

The biography for Mr. Antonio Martinez-Guzman is set forth below:

Antonio Martinez-Guzman has over 30 years of sales and managerial experience. He studied law for three years at the Granada University, where he specialized in labor relations. From 2002 – 2004 Mr. Guzman was a sales manager for MELCO, S.L. an office furniture distributor in Seville, Spain. His duties while manager included developing business plans, and monitoring the performance and development of the account executives. From 2005 until 2006, Mr. Guzman was the human resources adviser for the company Human Resources & Personnel S.L. in Malaga, Spain. Mr. Guzman’s responsibilities at this firm were providing assistance to management and staff on human resource policies, procedures, and enterprise agreements. In 2007 Mr. Guzman accepted a position as managing director with Vecinos De Benalmadena, S.L., a local newspaper in Malaga, Spain. While with the newspaper Mr. Guzman was responsible for the commercial aspects and the overall business policy of the newspaper. From 2010 to present, Mr. Guzman has maintained a consulting relationship with the newspaper. In light of Mr. Guzman’s education and past experience in small business management and sales, the Board of Directors appointed Mr. Guzman as President, Secretary, Treasurer and Director of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Changes in Registrant's Certifying Accountant.

a) On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), the principal accountant for Greenchoice International, Inc. (the "Company") ceased its accounting practice for SEC reporting companies. At or about the same time, Anderson Bradshaw PLLC (“Anderson Bradshaw”) was established as a successor firm to CVB to continue performing audits for SEC reporting companies. As Anderson Bradshaw is viewed as a separate legal entity, the Company dismissed CVB as its principal accountant and engaged Anderson Bradshaw, as the Company's principal accountant for the Company's fiscal year ending April 30, 2013, and the interim periods for 2012 and 2013. The decision to change principal accountants was approved by Board of Directors. The Company does not have an Audit Committee.

None of the reports of CVB, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern that was contained in the two previous Forms 10-K for April 30, 2011, and April 30, 2012 respectively.

There were no disagreements between the Company and CVB, for the two most recent fiscal years and any subsequent interim period through August 1, 2012 (date of dismissal), on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CVB, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, CVB has not advised the Registrant that:

1)	internal controls necessary to develop reliable financial statements did not exist; or
2)
information has come to the attention of CVB which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)
the scope of the audit should be expanded significantly, or information has come to the attention of CVB that they have concluded will, or if further investigated might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended April 30, 2012.

(b) On or about August 1, 2012, the Registrant engaged Anderson Bradshaw as its principal accountant to audit the Registrant's financial statements as successor to CVB. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Anderson Bradshaw regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Anderson Bradshaw provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Anderson Bradshaw on any matter that was the subject of a disagreement or a reportable event.

The Company provided a copy of the foregoing disclosures to CVB prior to the date of the filing of the Current Report on Form 8-K on August 6, 2012 and the Amended Current Report on Form 8-K/A that was filed on September 10, 2012 and requested that CVB furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in the Report. A copy of the letter furnished in response to that request was filed with the SEC on September 10, 2012 as part of our Current Report on Form 8-K/A and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 30, 2010 as part of our Registration of Securities on Form S-1

3.02	Bylaws	Filed with the SEC on June 30, 2010 as part of our Registration of Securities on Form S-1

3.02(a)	Amended Bylaws	Filed with the SEC on July 8, 2011 as part of our Current Report on Form 8-K.
10.01	Informal Agreement between the Company and its president Merlyn Kirk	Filed with the SEC on February 9, 2011 as part of our Amended Registration of Securities on Form S-1/A.

16.01	Letter from Former Accountant Child, Van Wagoner & Bradshaw, PLLC dated September 6, 2012	Filed with the SEC on September 10, 2012 as part of our Amended Current Report on Form 8-K/A.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENCHOICE INTERNATIONAL, INC.
Dated: September 14, 2012	/s/ Antonio Martinez-Guzman
ANTONIO MARTINEZ-GUZMAN
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
Dated: September 14, 2012	/s/ Antonio Martinez-Guzman
By: ANTONIO MARTINEZ-GUZMAN Its: Director