Form 10-Q
period 2012-10-31
GreenChoice International, Inc.
filed 2012-11-28
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended October 31, 2012

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

(775) 473-6624
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 28, 2012, there were 3,600,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
October 31, 2012

Balance Sheets as of October 31, 2012 (Unaudited) and April 30, 2012	4

Statements of Operations and Comprehensive Loss for the Three and Six Months Ended October 31, 2012 and 2011, and Inception (February 9, 2010) to October 31, 2012 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended
October 31, 2012 and 2011, and Inception (February 9, 2010) to October 31, 2012 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	October 31,
	2012	April 30,
	(Unaudited)	2012
ASSETS

Current Assets

Total current assets	$-	$-

TOTAL ASSETS	$-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$30,429	$6,769
Loans from stockholders	41,589	23,092
Total current liabilities	72,018	29,861

TOTAL LIABILITIES	72,018	29,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 100,000,000 shares authorized, 3,600,000 and
3,600,000 shares issued and outstanding, respectively	3,600	3,600
Additional paid in capital	32,400	32,400
Deficit accumulated during the development stage	(108,018)	(65,861)

TOTAL STOCKHOLDERS' DEFICIT	(72,018)	(29,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(0)	-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
AND FROM THE PEIOD FROM FEBRUARY 9 2010 (INCEPTION) TO OCTOBER 31, 2012
(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	From inception (February 9, 2010) to October 31, 2012
INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organization expenses	-	-			1,500
Taxes and licenses	-	-			625
Accounting	2,890	2,555	9,390	9,555	40,225
Legal Expenses	2,252	3,295	7,722	5,855	36,196
Administrative expenses	24,506	1,550	24,956	1,550	28,606
Total Operating Expenses	29,648	7,400	42,068	16,960	107,152

OTHER INCOME AND (EXPENSES)
Interest charges	-	(105)	(89)	(158)	(859)
Foreign currency exchange	-	(13)	-	(7)	(7)
Total Other Income and (Expenses)	-	(118)	(89)	(165)	(866)
NET LOSS BEFORE INCOME TAXES	(29,648)	(7,518)	(42,157)	(17,125)	(108,018)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(29,648)	$(7,518)	$(42,157)	$(17,125)	$(108,018)

Weighted Average Number of Shares Outstanding	3,600,000	3,158,696	3,600,000	2,576,630

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 9, 2010 (INCEPTION) TO OCTOBER 31, 2012
(Unaudited)
				(Deficit) Accumulated During Development Stage
					Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital
	Shares	Amount
Beginning balance, February 9, 2010	-	$-	$-	$-	$-

Sale of 1,500,000 shares at $.01 per shares, February 10, 2010	1,500,000	1,500	13,500	-	15,000

Net loss	-	-	-	(1,714)	(1,714)

Balance, April 30, 2010	1,500,000	1,500	13,500	(1,714)	13,286

Net loss	-	-	-	(32,934)	(32,934)

Balance, April 30, 2011	1,500,000	1,500	13,500	(34,648)	(19,648)

Sale of 500,000 shares at $.01 per shares, May 18, 2011	500,000	500	4,500	-	5,000

Sale of 500,000 shares at $.01 per shares, July 14, 2011	500,000	500	4,500	-	5,000

Sale of 1,100,000 shares at $.01 per shares, August through October 2011	1,100,000	1,100	$9,900	-	11,000

Net loss	-	-	-	(31,213)	(31,213)

Balance, April 30, 2012	3,600,000	3,600	32,400	(65,861)	(29,861)

Net loss	-	-	-	(42,157)	(42,157)

Balance, October 31, 2012	3,600,000	$3,600	$32,400	$(108,018)	$(72,018)

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED October 31, 2012 and 2011
AND FROM THE PEIOD FROM FEBRUARY 9 2010 (INCEPTION) TO OCTOBER 31, 2012
(Unaudited)

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	From inception (February 9, 2010) to October 31, 2012
Cash used in operating activities:
Net loss	$(42,157)	$(17,125)	$(108,018)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	23,660	(6,634)	30,429
Net cash used in operating activities	(18,497)	(23,759)	(77,589)

Cash Flows from Financing Activities:
Sale of common stock	-	10,000	36,000
Loans from stockholders	18,497	21,000	41,589
Net Cash Provided by Financing Activities	18,497	31,000	77,589
Net Decrease in Cash and Cash Equivalents	0	7,241	0

Cash and Cash Equivalents - Beginning	-	-	-

Cash and Cash Equivalents - End	$0	$7,241	$0

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2012
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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash and cash equivalents as of October 31, 2012 or April 30, 2012.

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2012-07.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through October 31, 2012, the fair value of services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through October 31, 2012 of approximately $108,018 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $37,806 were offset by the valuation allowance.

The Company has no tax positions at October 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to October 31, 2012 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at October 31, 2012.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of October 31, 2012 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 3,600,000 shares issued and outstanding.

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

NOTE 5 - LOANS FROM STOCKHOLDERS

The Company’s former President and former sole director along with another stockholder has advanced funds for organizational and administrative expenses.  The total of these advances as of October 31, 2012, is $41,589.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2012 $	April 30, 2012 $
Current Assets	-	-
Current Liabilities	72,018	29,861
Working Deficit	72,018	29,861

RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

	October 31, 2012 $	October 31, 2011 $
Cash Flows from (used in) Operating Activities	(18,497)	(23,759)
Cash Flows from (used in) Financing Activities	18,497	31,000
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	-	7,241

Results of Operations for the Three and Six Months Ended October 31, 2012 and 2011

The Company’s revenues for the three months ended October 31, 2012 and October 31, 2011 were $0 and $0, respectively; and net losses were 29,648 and 7,518, respectively. For the six months ended October 31, 2012 as compared to the six months ended October 31, 2011, total revenues were $0 and $0, respectively, and net losses were $42,157 and $17,125, respectively. The net losses were attributable to operating expenses. The increase was primarily attributable to an increase in accounting, legal fees and administrative expenses appropriate for being a public company. We anticipate incurring further increased expenses and will require additional funding to support our working capital needs.

Results of Operations for the Period from February 9, 2010 (inception of development stage) Through October 31, 2012

The Company’s revenues for the period from February 9, 2010 (inception of development stage) through October 31, 2012 were $0. Operating expenses for the period from February 9, 2010 (inception of development stage) through October 31, 2012 were $107,152 while the net loss for the period was $108,018.  Operating expenses consist primarily of organization expenses, taxes and licenses, accounting fees, legal fees and administrative expenses appropriate for being a public company.

Liquidity and Capital Resources

As at October 31, 2012, the Company had a cash balance and asset total of $0 and $0, respectively, compared with $0 and $0 of cash and total assets, respectively, as at April 30, 2012.

As at October 31, 2012, the Company had total liabilities of $72,018 compared with $29,861 as at April 30, 2012.

The overall working capital deficit increased from $29,861 at April 30, 2012 to $72,018 at October 31, 2012.

Cashflow from Operating Activities

During the six months ended October 31, 2012, cash used in operating activities was $18,497 compared to $23,759 for the six months ended October 31, 2011.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2012.

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

GREENCHOICE INTERNATIONAL, INC.
Dated: November 28, 2012	/s/ Antonio Martinez-Guzman
ANTONIO MARTINEZ-GUZMAN
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 28, 2012	/s/ Antonio Martinez-Guzman
By: ANTONIO MARTINEZ-GUZMAN Its: Director