Form 10-Q
period 2013-01-31
GreenChoice International, Inc.
filed 2013-02-19
CIK 1494722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of February 19, 2013, there were 3,766,667 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
January 31, 2013

Balance Sheets as of January 31, 2013 (Unaudited) and April 30, 2012	4

Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended January 31, 2013 and 2012, and Inception (February 9, 2010) to January 31, 2013 (Unaudited)
5

Statements of Cash Flows for the Nine Months Ended January 31, 2013 and 2012, and Inception (February 9, 2010) to January 31, 2013 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,
	2013	April 30,
	(Unaudited)	2012
ASSETS
Current Assets

Total current assets	$1,912	$-

TOTAL ASSETS	$1,912	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$8,068	$6,769
Accounts payable - officer	22,602
Loans from stockholders	48,873	23,092
Total current liabilities	79,543	29,861

TOTAL LIABILITIES	79,543	29,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 100,000,000 shares authorized,
3,766,667 and 3,600,000 shares issued and outstanding, respectively	3,767	3,600
Additional paid in capital	82,233	32,400
Deficit accumulated during the development stage	(163,631)	(65,861)

TOTAL STOCKHOLDERS' DEFICIT	(77,631)	(29,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,912	-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
AND FROM THE PEIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JANUARY 31, 2013
(Unaudited)
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	From inception (February 9, 2010) to January 31, 2013

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organization expenses	-	-			1,500
Taxes and licenses	-	-			625
Accounting	4,800	2,800	14,190	12,355	45,025
Legal Expenses	17,000	2,885	24,722	8,740	53,196
Administrative expenses	33,771	1,650	58,727	3,200	62,377
Total Operating Expenses	55,571	7,335	97,639	24,295	162,724

OTHER INCOME AND (EXPENSES)
Finance charges	(42)	-	(131)	(158)	(901)
Foreign currency exchange	-	-	-	(7)	(7)
Total Other Income and (Expenses)	(42)	-	(131)	(165)	(908)
NET LOSS BEFORE INCOME TAXES	(55,613)	(7,335)	(97,770)	(24,460)	(163,631)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(55,613)	$(7,335)	$(97,770)	$(24,460)	$(163,631)

Weighted Average Number of Shares Outstanding	3,643,478	3,600,000	3,614,493	2,920,652

Net Loss Per Share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED January 31, 2013 and 2012
AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JANUARY 31, 2013
(Unaudited)
	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	From inception (February 9, 2010) to January 31, 2013

Cash used in operating activities:
Net loss	$(97,770)	$(24,460)	$(163,631)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	1,299	(10,589)	8,068
Increase (decrease) in accounts payable - officer	22,602		22,602
Net cash used in operating activities	(73,869)	(35,049)	(132,961)

Cash Flows from Financing Activities:
Sale of common stock	50,000	21,000	86,000
Loans from stockholders	25,781	14,049	48,873
Net Cash Provided by Financing Activities	75,781	35,049	134,873
Net Increase in Cash and Cash Equivalents	1,912	-	1,912

Cash and Cash Equivalents - Beginning	-	-	-

Cash and Cash Equivalents - End	$1,912	$-	$1,912

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

GREENCHOICE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2013

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $1,912 as of January 31, 2013 but none as of April 30, 2012.

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2013-03.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through January 31, 2013, the fair value of services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through January 31, 2013 of approximately $163,631 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $57,271 were offset by the valuation allowance.

The Company has no tax positions at January 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from February 9, 2010 (inception) to January 31, 2013 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at January 31, 2013.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of January 31, 2013 the Company has 100,000,000 shares of common stock authorized, par value of $.001 per share, with 3,766,667 shares issued and outstanding.

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

On January 2, 2013, the Company issued a total of 166,667 shares of common stock to one private investor for cash in the amount of $0.30 per share for a total of $50,000.

NOTE 5 - LOANS FROM STOCKHOLDERS

The Company’s former President and former sole director along with another stockholder have advanced funds for organizational and administrative expenses.  The total of these advances as of January 31, 2013, is $48,873.  The loans are unsecured and payable on demand.  Consequently, the loans are reported as current liabilities.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2013, the Company’s President rendered invoices of $37,602 to the Company for Consulting Services. The President received $15,000 during the nine months ended January 31, 2013, leaving an unpaid balance of $22,602, shown on the balance sheet as accounts payable –officer.

NOTE 9 - SUBSEQUENT EVENTS

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The former President, Merlyn Kirk, has relatives, family friends and business contacts that live, work and do business in Asia.  He intends to use these contacts to help build his own network and establish the GreenChoice brand in Asia.  Mr. Kirk plans on using his existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, the Company intends to develop a short list of organizations and individuals with whom to meet directly.  The Company expects to have meetings scheduled with potential commercial customers by the end of the current calendar year.  Mr. Kirk plans on traveling to Asia in 2013 to meet commercial customers, build working relations and introduce the GreenChoice brand.  The Company also expects to secure a supplier, develop its website and create printed promotional materials by the end of 2013.

At present, GreenChoice does not have an agreement with a North American manufacturer to supply logs, log house components or pre-fabricated structures.  Our former President, through his Canadian company doing business as Summit Log Homes, has a longstanding working relationship with a North American supplier.  GreenChoice intends to purchase its raw materials from this or one of the other many suppliers with whom the former President is familiar.  The products typically available from North American suppliers are substantially complete and require only a limited amount of final fitting to be completed on site.  Due to the nature and characteristics of log cabin components, pre-fabrication does not involve the pre-fabrication of wall units or roof trusses, as is the case with conventional wood frame building components.  Rather, the logs are milled to a standardized diameter and length at the factory, and then sent to the construction site where the final fitting, milling and placement occurs.  Detailed work such as finalizing window, door and room sizes is also completed as part of the on-site milling and finishing process.  Putting together the pre-fabricated package at the log suppliers’ facility involves gathering and assembling properly sized logs and sending these stock sized logs to the construction site for assembly.  The pre-fabricated log cabin does not resemble anything close to the conventional pre-fabricated North American home in terms of detail and fine finish.  The log cabin is a rustic structure made of sturdy log components fashioned in a very simple design. The former President has a long standing history and considerable experience in sales and distribution of log buildings in western Canada.  The Company intends to conclude formal discussions with a product supplier by the end of 2013.

GreenChoice will provide a website with a full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The former President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home which will be made available on the Company’s website when the website is completed.  The Company expects to have the website operational by the end of 2013.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

RESULTS OF OPERATIONS

Working Capital

	January 31, 2013 $	April 30, 2012 $
Current Assets	1,912	-
Current Liabilities	79,543	29,861
Working Capital Deficit	77,631	29,861

RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

	January 31, 2013 $	January 31, 2012 $
Cash Flows from (used in) Operating Activities	(73,869)	(35,049)
Cash Flows from (used in) Financing Activities	75,781	35,049
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	1,912	-

Results of Operations for the Three and Nine Months Ended January 31, 2012 and 2012

The Company’s revenues for the three months ended January 31, 2013 and January 31, 2012 were $0 and $0, respectively; and net losses were $55,613 and $7,335, respectively. For the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012, total revenues were $0 and $0, respectively, and net losses were $97,770 and $24,460, respectively. The net losses were attributable to operating expenses. The increase was primarily attributable to an increase in accounting, legal fees and administrative expenses appropriate for being a public company. We anticipate incurring further increased expenses and will require additional funding to support our working capital needs.

Results of Operations for the Period from February 9, 2010 (inception of development stage) Through January 31, 2013

The Company’s revenues for the period from February 9, 2010 (inception of development stage) through January 31, 2013 were $0. Operating expenses for the period from February 9, 2010 (inception of development stage) through January 31, 2013 were $162,724 while the net loss for the period was $163,631.  Operating expenses consist primarily of organization expenses, taxes and licenses, accounting fees, legal fees and administrative expenses appropriate for being a public company.

Liquidity and Capital Resources

As at January 31, 2013, the Company had a cash balance and asset total of $1,912 and $1,912, respectively, compared with $0 and $0 of cash and total assets, respectively, as at April 30, 2012.

As at January 31, 2013, the Company had total liabilities of $79,543 compared with $29,861 as at April 30, 2012.

The overall working capital deficit increased from $29,861 at April 30, 2012 to $77,631 at January 31, 2013.

Cashflow from Operating Activities

During the nine months ended January 31, 2013, cash used in operating activities was $73,869 compared to $35,049 for the nine months ended January 31, 2012.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On January 2, 2012, the Company, closed a private placement of 166,667 common shares at $0.30 per share for a total offering price of $50,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

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

GREENCHOICE INTERNATIONAL, INC.
Dated: February 19, 2013	/s/ Antonio Martinez-Guzman
ANTONIO MARTINEZ-GUZMAN
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 19, 2013	/s/ Antonio Martinez-Guzman
By: ANTONIO MARTINEZ-GUZMAN Its: Director