Form 10-K
period 2013-04-30
BISON PETROLEUM, CORP.
filed 2013-07-26
CIK 1494722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

_______________________

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF            1934

For the fiscal year ended April 30, 2013

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

BISON PETROLEUM, CORP.
(Exact Name of Registrant as specified in its charter)
Nevada	333-167879	42-1771342
(State or jurisdiction of Incorporation or organization)	(Commission file number)	(I.R.S Employer Identification No.)

2825 E. Cottonwood Park, Suite 503 Salt Lake City, Utah 84121
(Address of principal executive offices)

(801) 990-3180
Registrant’s telephone number, including area code GreenChoice International, Inc. 12248 Meridian Blvd, Ste H Minden, Nevada 89423 (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes  [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [X]  No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “BISN”.

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of June 30, 2013 was 39,200,000.

Documents Incorporated by Reference: None

BISON PETROLEUM, CORP.

(F/k/a GreenChoice International, Inc.)

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended April 30, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GREE”, “BISON PETROLEUM, CORP.”, “BISN”, “GreenChoice”, “GreenChoice International, Inc.”, “we”, “us” and “our” are references to  BISON PETROLEUM, CORP.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1. Business

Corporate History

We were incorporated in the State of Nevada as GreenChoice International, Inc. on February 9, 2010.  Our fiscal year end is April 30.  We are a start-up company still in the development stage.  We are a company without revenues; we have minimal assets and have incurred losses since inception.  Historically, the Company intended to market prefabricated log cabin style housing components to the Asian market.  Since inception and through April 30, 2013, our business operations were limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock for aggregate proceeds of $86,000, and working to establish relationships with firms in Asia that are already established and successful in the housing construction industry.

On April 30, 2013, the Company filed a change in control described in our Current Report on Form 8-K. Since that time, our management has decided to pursue a new direction for the company, most likely in the petroleum industry.

On June 5, 2013, we filed Amended and Restated Articles of Incorporation, changing our name from GreenChoice International, Inc., to Bison Petroleum, Corp., the Financial Industry Regulatory Authority approved the name change on June 19, 2013. The primary purpose of these corporate actions is to prepare the Company for a new business focus, which our management currently plans to be in the petroleum industry, with the likely shift being accomplished by acquiring existing petroleum companies, leases and/or interests. However, we do not currently have any agreements in place to purchase any petroleum companies, leases and/or interests and if our management’s plans in that regard fail, we could still pursue interests in the prefabricated log home industry.

We submitted an Issuer Company-Related Action Notification Form to FINRA  requesting a change of our ticker symbol to “BISN” (the “Symbol Change”). FINRA granted approval of the Symbol Change effective July 22, 2013.

We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of any significant amount of assets not in the ordinary course of business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Since the decision to pursue a new business focus did not occur until after our fiscal year end (April 30, 2013), and because we could still ultimately end up pursuing that business focus, the following discussion relates to that business. Our current management does not have experience in the prefabricated log home industry.  This discussion is followed by a brief discussion of our current management’s intentions about a new business focus, which follows the discussion of our business through April 30, 2013.

General Business Overview as of May 29, 2013

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

GreenChoice is building a business as a marketer or reseller of log cabin style prefabricated buildings and peeled and sized logs.  What we are referring to as  prefabricated log cabin style buildings will include all wood and wood products necessary to build the floor(s), outer log shell, wood partition materials, the wood roof structure, deck and wood shingles.  We use the term prefabricated because all materials supplied by the Company will arrive at the building site in a substantially completed form ready for final fitting and assembly.

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

We intend to build working relations with established construction firms in Asia to make these North American designed and fabricated structures and peeled and sized logs available to the Asian market.  The former President Merlyn Kirk has relatives, family friends and business contacts that live work and do business in Asia. GreenChoice intends to use these contacts to help build its own network and establish the GreenChoice brand in Asia.  GreenChoice plans on using its existing network of Asian contacts to identify builders groups and trade associations, as well as a list of construction companies that have experience with wood frame construction.  After further research and communications with these contacts, we will determine a short list of organizations and individuals with whom to meet directly.  GreenChoice expects to have meetings scheduled with potential commercial customers by the end of the calendar year.  We plan to travel to Asia to meet commercial customers, build working relations and introduce the GreenChoice brand.  The Company also expects to secure a supplier, develop its website and create printed promotional materials by the end of the calendar year.

GreenChoice will provide a website with full catalogue, specifications and other information to fully inform potential customers.  While the Company will offer a full range of stock plans built to specification, customers will also be able to make changes or have structures custom designed and built.  The Company’s former President has a log display home situated in western Canada.  The Company intends to provide a virtual on-line tour of the home, which will be made available on the Company’s website when the web site is completed.  The Company expects to have the web site operational by end of first quarter of 2013.

In the early stages of development, GreenChoice anticipates there will be an opportunity to earn limited revenues from the sale of consulting services to Asian construction and development companies.  The Company expects it will take between one and two years before it will earn revenues from the sale of prefabricated log structures or building components.

Competition

Our limited research on the internet indicates there are a number of log cabin builders and suppliers operating in the Asian marketplace.  A search of the internet indicates there are both local domestic and international firms supplying the logs and other wood building materials.  We have not; however, been able to discern the extent of involvement of the international firms.  That is to say, we have not been able to determine if they are supplying just the logs, all wood and wood products, or a complete finished product including the project management and labor.

The Company currently has no employees and has no plans to hire employees during its next year of operations. GreenChoice intends to use contracted services to conduct all aspects of its business.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching business development opportunities; first in Asia, then in Europe, Australia, New Zealand and other parts of the world.

Business Overview Subsequent to May 29, 2013

The Company has decided to redirect its focus on the petroleum industry, which it believes has high growth potential. As previously noted above, while we are still in the prefabricated log home industry, on April 24, 2013, we underwent a change of control. Since then our management has decided to pursue a new direction for the Company, most likely in the petroleum industry. However, we do not have any agreements in place to purchase or lease any petroleum businesses or operations.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

As we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information under this item; however, we believe this information may be of value to our shareholders for this filing. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such we may have to cease operations and you could lose your investment.

We will need additional financing to execute our business plan.

We have no revenues from our current operations to support our operating costs and anticipated drilling programs.  To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third party financing. Third-party financing may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt.  These factors may make the timing, amount, terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth.

We have a very limited history of operations and there is no assurance our future operations will result in revenues or profitability. If we cannot generate sufficient revenues to operate profitably, we will suspend or cease operations.

We were incorporated on February 9, 2010, and our net loss since inception is $179,829.  We have very little operating history upon which an evaluation of our future success can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of our future equity or debt financing and our ability to profitably distribute our product.  Based upon current plans, we expect to incur operating losses in the foreseeable future because we will be incurring large expenses and generating minimal revenues if any.  Failure to generate significant revenues in the future will cause us to go out of business.

If we elect to stay in the prefabricated log home industry, our current management has no experience in the industry.

As noted above, on April 24, 2013, we underwent a change of control and our management has decided to pursue a new direction for the Company, most likely in the petroleum industry.  Our current management does not have experience in the prefabricated log home industry and if forced to pursue this business our ability to succeed in that business segment would be limited by our management’s lack of experience.

If we elect to stay in the prefabricated log home industry the potential market is limited by the limited nature of the product.

If we elect to stay in the prefabricated log home industry, we will be building a business as a marketer or reseller of log cabin style prefabricated buildings and peeled and sized logs. As such, our target market will be limited.  The limited potential market for our product could make it very difficult for the company to survive and prosper in a new and unfamiliar marketplace.

Competitors With More Resources May Force Us Out Of Business

Competition in the industry is based on reputation, product quality and price.  We will compete with many well-established companies.  Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins.  If we are unable to generate enough revenues, our business plan may fail and we may cease to do business.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock.  Such stock issuances will cause stockholder’s interests in our Company to be diluted.  Such dilution will negatively affect the value of investors’ shares.

Our management is currently pursuing other possible businesses for our operations, including the petroleum industry, and we may not be successful in developing those new operations.

Our management is currently exploring the possibility of other business segments instead of the prefabricated log home industry.  Management is currently looking at possible petroleum companies, and operations, but there is no guarantee we will pursue that business segment or any other business segment, and even if we do, there are many risks associated with any business segment, which could have a detrimental impact on our chances for success.

Reliance Upon One Individual as President, Treasurer, Secretary and Sole Director of The Company

One individual is the President, Treasurer, Secretary and sole Director of the Company.  In the event this individual becomes unavailable or unable to continue on in this multiple role, the Company could suffer substantial or irreparable damage and be forced to cease operations.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Form 10 information is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange “Act”).  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Our Common Stock Is Subject To Penny Stock Rules Of The Securities Exchange Commission, And The Trading Market In Our Common Stock Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Investment Value Of Our Stock

Our shares of common stock are “penny stocks” because they are not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person`s account for transactions in penny stocks; and,

•

That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination.  Additionally, the broker or dealer must receive a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The trading price of our common stock will likely fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock is listed on the OTC Markets under the ticker symbol “GREE”. Due to the extremely small numbers of holders of our common stock it will sharply limit liquidity of the shares, and there is a volatility associated with OTC Markets securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock, (i) failure to meet our revenue or profit goals or operating budget, (ii) decline in demand for our common stock, (iii) disappointing results from our discover or development efforts, (iv) downward revisions in securities analysts’ estimates or changes in general market conditions, (v) lack of funding generated for operations, and (vi) general economic trends.

Inability And Unlikelihood To Pay Dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted since January 20, 2012, trading under the symbol “GREE.” On July 22, 2013, our symbol was changed to “BISN” to reflect our Company’s name change. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets since we began trading January 20, 2012 based on our fiscal year end April 30. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
April 30,	Period	High	Low
2011	Fourth Quarter	N/A	N/A

2012	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2013	First Quarter	3.00	0.28

Holders

As of June 30, 2013, an aggregate of 39,200,000 shares of our common stock were issued and outstanding and were owned by approximately 32 holders of record, based on information provided by our transfer agent.

Dividends

Effective June 19, 2013, the Company, with the approval from the Financial Industry Regulatory Authority (“FINRA”), has, among other things, (i) increased the number of authorized shares of common stock of the Company from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, (ii) authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every One (1) old share of common stock will be exchanged for Eight (8) new shares of the Company's common stock, for shareholders of record as of June 17, 2013. As a result, the issued and outstanding shares of common stock will increase from Four Million Nine Hundred Thousand (4,900,000) shares prior to the Forward Split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the Forward Split.  Fractional shares will be rounded upward. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent

Recent Sales of Unregistered Securities

On January 2, 2013, the Company, entered into a Private Placement Agreement with a Non-US entity, to issue 1,333,336 restricted common shares of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $50,000 ($0.0375 per Share).

On April 17, 2013, the Company, entered into a Private Placement Agreement with a Non-US entity, to issue 800,000 restricted common shares of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $30,000 ($0.0375 per Share).

On May 6, 2013, the Company, entered into a Private Placement Agreement with a Non-US entity, to issue 266,664 restricted common shares of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $10,000 ($0.0375 per Share).

On May 29, 2013, the Company issued 8,000,000 shares valued at $0.0375 per share ($300,000) to its President for services rendered.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2013 $	April 30, 2012 $
Current Assets	30,357	--
Current Liabilities	56,718	29,861
Working Capital (Deficit)	(26,361)	(29,861)

Cash Flows

	April 30, 2013 $	April 30, 2012 $
Cash Flows used in Operating Activities	(75,754)	(38,086)
Cash Flows used in Investing Activities	--	--
Cash Flows from Financing Activities	75,811	38,086
Net increase in Cash During Period	57	--

Results of Operations for the years ended April 30, 2013 and April 30, 2012

Revenues

The Company has not generated any revenues for the years ended April 30, 2013 and 2012.

Operating Expenses

The Company’s operating expenses for the year ended April 30, 2013 and the year ended April 30, 2012, were $113,837 and $30,914, respectively.  Operating expenses increased in 2013 due to directors’ salaries, accounting expense, and increased administrative expenses.

Professional fees for the year ended April 30, 2013 and 2012 were $42,092 and $27,264, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission.

Net loss for the year ended April 30, 2013 and 2012 was $113,968 and $31,213, respectively.

Financial Condition

Total assets.  Total assets at April 30, 2013 and 2012 were $30,357 and $0, respectively.  Total assets consist of cash, subscriptions receivable and prepayments.

Total liabilities.  Total liabilities at April 30, 2013 and 2012 were $56,718 and $29,861, respectively.  Total liabilities at April 30, 2013 consist of accounts payable of $4,501, due to related parties of $40,782, and $11,435 loans from stockholders.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the year ended April 30, 2013.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due.  At April 30, 2013, we had working capital deficit of $26,361 or the amount by which our current liabilities exceed our current assets

Net cash used by operating activities for the year ended April 30, 2013 was $75,754.  Net cash used in investing activities for the year ended April 30, 2013 was $-0-.  Net cash provided by financing activities for the year ended April 30, 2013 was $75,811, generated from proceeds of sales of our common stock and loans from stockholders.

Critical Accounting Policies:

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

Going Concern:

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing:

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements:

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations:

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements starting on page F-1 listed on the accompanying index of this report below are filed as part of this report.

BISON PETROLEUM, CORP.

(F/k/a GreenChoice International, Inc.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

As of April 30, 2013

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.)

Salt Lake City, Utah

We have audited the accompanying balance sheets of  Bison Petroleum, Corp. (the “Company”) as of April 30, 2013 and 2012, and the related  statements of operations, changes in stockholders’ equity (deficit), and cash flows for the  years ended April 30, 2013 and 2012, and for the period of February 9, 2010 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bison Petroleum, Corp. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012, and for the period of February 9, 2010 (inception)  to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Salt Lake City, Utah

July 23, 2013

5296 S. Commerce Dr

Suite 300

Salt Lake City, Utah 84107

USA

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Center

373 Kings Road

North Point

 Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

abcpas.net

BISON PETROLEUM, CORP. (F/k/a GreenChoice International, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,	April 30,
	2013	2012
ASSETS

Current Assets

Cash or Cash Equivalents	$57	$-
Stock Subscription Receivable	30,000	-
Prepayments	300	-
Total current assets	30,357	-

TOTAL ASSETS	$30,357	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$4,501	$6,769
Accounts payable - officer	40,782	-
Loans from stockholders	11,435	23,092
Total current liabilities	56,718	29,861

TOTAL LIABILITIES	56,718	29,861
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 30,933,336 and 28,800,000 shares issued and outstanding, respectively	30,933	28,800
Additional paid in capital	122,535	7,200
Deficit accumulated during the development stage	(179,829)	(65,861)
TOTAL STOCKHOLDERS' DEFICIT	(26,361)	(29,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,357	-

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP. (F/k/a GreenChoice International, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED APRIL 30, 2013 AND 2012
AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2013

	Year Ended April 30, 2013	Year Ended April 30, 2012	From inception (February 9, 2010) to April 30, 2013

INCOME	$-	$-	$-

OPERATING EXPENSES
Organization expenses			1,500
Taxes and licenses			625
Accounting	17,070	15,935	47,905
Legal Expenses	25,022	11,329	53,496
Administrative expenses	71,745	3,650	75,395
Total Operating Expenses	113,837	30,914	178,921

OTHER INCOME AND (EXPENSES)
Finance charges	(131)	(292)	(901)
Foreign currency exchange	-	(7)	(7)
Total Other Income and (Expenses)	(131)	(299)	(908)
NET LOSS BEFORE INCOME TAXES	(113,968)	(31,213)	(179,829)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(113,968)	$(31,213)	$(179,829)

Weighted Average Number of Shares Outstanding	29,242,424	24,701,640

Net Loss Per Share	$(0.00)	$(0.00)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP. (F/k/a GreenChoice International, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2013

	Common Stock		Additional Paid in	(Deficit) Accumulated During Development	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Beginning balance, February 9, 2010	-	$-	$-	$-	$-

Sale of 12,000,000 shares at $.01 per share, February 10, 2010	12,000,000	12,000	3,000	-	15,000

Net loss	-	-	-	(1,714)	(1,714)

Balance, April 30, 2010	12,000,000	12,000	3,000	(1,714)	13,286

Net loss	-	-	-	(32,934)	(32,934)

Balance, April 30, 2011	12,000,000	12,000	3,000	(34,648)	(19,648)

Sale of 4,000,000 shares at $.00125 per share, May 18, 2011	4,000,000	4000	1,000	-	5,000

Sale of 4,000,000 shares at $.00125 per share, July 14, 2011	4,000,000	4000	1,000	-	5,000

Sale of 8,800,000 shares at $.00125 per share, August through October 2011	8,800,000	8,800	2,200	-	11,000

Net loss	-	-	-	(31,213)	(31,213)

Balance, April 30, 2012	28,800,000	28,800	7,200	(65,861)	(29,861)

Sale of 1,333,336 shares at $0.0375 per share on January 7, 2013	1,333,336	1,333	48,667		50,000

Sale of 800,000 shares at $0.0375 per share on April 17, 2013	800,000	800	29,200		30,000

Forgiveness of debt			37,468		37,468

Net loss	-	-	-	(113,968)	(113,968)

Balance, April 30, 2013	30,933,336	$30,933	$122,535	$(179,829)	$(26,361)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP. (F/k/a GreenChoice International, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30, 2013 and 2012
AND FOR THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO APRIL 30, 2013

	Year Ended April 30, 2013	Year Ended April 30, 2013	From inception (February 9, 2010) to April 30, 2013
Cash used in operating activities:
Net loss	$(113,968)	$(31,213)	$(179,829)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	(2,268)	(6,873)	4,501
Increase (decrease) in accounts payable - officer	40,782		40,782
Decrease (increase) in prepayments	(300)		(300)
Net cash used in operating activities	(75,754)	(38,086)	(134,846)

Cash Flows from Financing Activities:
Sale of common stock	50,000	21,000	86,000
Loans from stockholders	25,811	17,086	48,903
Net Cash Provided by Financing Activities	75,811	38,086	134,903
Net Increase in Cash and Cash Equivalents	57	-	57

Cash and Cash Equivalents - Beginning	-	-	-

Cash and Cash Equivalents - End	$57	$-	$57

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities:
Loans contributed to capital	$37,468	$-	$37,468
Common stock subscription	$30,000	$-	$30,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(F/k/a GreenChoice International, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

_______________________________________________________________________________________________April 30, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.) (the "Company") was incorporated on February 9, 2010 under the laws of the State of Nevada.  The business purpose of the Company is to market prefabricated log cabin type homes in countries outside North America.  The Company has selected April 30 as its fiscal year end.

Change in Control

On April 24, 2013, a Stock Purchase Agreement (the “SPA”) by the company’s former sole officer and director, Merlyn Kirk, was executed and a closing was held under the SPA. Pursuant to the SPA Antonio Martinez-Guzman acquired control of Twelve Million (12,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 38.79% of the Company’s total issued and outstanding common stock, from Merlyn Kirk in exchange for $17,000.

On June 5, 2013, the Company changed its name to ‘Bison Petroleum, Corp.’ and increased its number of authorized shares of common stock from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, authorized a forward split of its issued and authorized common shares, whereby every One (1) old share of common stock will be exchanged for Eight (8) new shares of the Company's common stock, for shareholders of record as of June 17, 2013. As a result, the issued and outstanding shares of common stock will increase from Four Million Nine Hundred Thousand (4,900,000) shares prior to the Forward Split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the Forward Split. The split is reflected retrospectively in these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $57 as of April 30, 2013 but none as of April 30, 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2013-08.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through April 30, 2013, the fair value of services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through April 30, 2013 of approximately $179,829 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $62,940 were offset by the valuation allowance.

The Company has no tax positions at April 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to April 30, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at April 30, 2013.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of April 30, 2013, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 30,933,336 shares issued and outstanding.

All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the eight for one forward split, effective June 19, 2013.

The following details the stock transactions for the Company:

NOTE 4 - STOCKHOLDERS’ DEFICIT (continued)

On February 10, 2010, the Company authorized the sale of 12,000,000 shares of its common stock to its founding president for $.00125 per share for a total of $15,000 cash to provide initial working capital. The stock subscription was fully paid as of June 11, 2010.

On May 18, 2011, the Company received paid subscriptions for 4,000,000 shares at $0.00125 per share for a total of $5,000. The proceeds were used for administrative expenses.

On July 14, 2011, the Company received paid subscriptions for another 4,000,000 shares at $0.00125 per share for $5,000, which was used for administrative expenses. During August, September, and October 2011, the Company sold 8,800,000 shares at $0.00125 per share for proceeds of $11,000 to be used for administrative expenses.

The offering included in the Company’s S-1 filing is closed and all certificates were issued as of October 31, 2011.

On January 7, 2013, the Company issued a total of 1,333,336 shares of common stock to one private investor for cash in the amount of $0.0375 per share for a total of $50,000.

On April 17, 2013, the Company issued a total of 800,000 shares of common stock to one private investor for cash in the amount of $0.0375 per share for a total of $30,000. The Company as of April 30, 2013 had not yet received any of the consideration and the amount due of $30,000 was recorded as a stock subscription receivable. The $30,000 consideration was received on May 7, 2013.

NOTE 5 - LOANS FROM STOCKHOLDERS

The Company’s former President and former sole director along with another stockholder have advanced funds for organizational and administrative expenses.

During the year ended April 30, 2013, the Company’s former president and former sole director along with another stockholder agreed to forgive debt outstanding totaling $37,468, which has been recorded as contributed capital.

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of April 30, 2013, is $11,435.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, the Company’s President rendered invoices of $65,022 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received $24,240 during the year to April 30, 2013, leaving an unpaid balance of $40,782, shown on the balance sheet as accounts payable –officer.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  There are no subsequent events required to be reported, except as follows:

On May 6, 2013, the Company, entered into a Private Placement Agreement with a Non-US entity, to issue 266,664 restricted common shares of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $10,000 ($0.0375 per Share).

On May 29, 2013, the Company issued 8,000,000 shares valued at $0.0375 per share ($300,000) to its President for services rendered.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will look to nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and age of our current director and executive officer:

Name	Age	Position	Date of Appointment
Antonio Martinez-Guzman	68	President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	August 3, 2012;

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. At the present time, members of the Board of Directors are not compensated for their services to the Board

Background of Executive Officers and Directors

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Antonio Martinez-Guzman.  Mr. Martinez-Guzman has over 30 years of sales and managerial experience. He studied law for three years at the Granada University, where he specialized in labor relations. From 2002 – 2004 Mr. Guzman was a sales manager for MELCO, S.L. an office furniture distributor in Seville, Spain. His duties while manager included developing business plans, and monitoring the performance and development of the account executives. From 2005 until 2006, Mr. Guzman was the human resources adviser for the company Human Resources & Personnel S.L. in Malaga, Spain. Mr. Guzman’s responsibilities at this firm were providing assistance to management and staff on human resource policies, procedures, and enterprise agreements. In 2007 Mr. Guzman accepted a position as managing director with Vecinos De Benalmadena, S.L., a local newspaper in Malaga, Spain. While with the newspaper, Mr. Guzman was responsible for the commercial aspects and the overall business policy of the newspaper. From 2010 to present, Mr. Guzman has maintained a consulting relationship with the newspaper. In light of Mr. Guzman’s education and past experience in small business management and sales, the Board of Directors appointed Mr. Guzman as President, Secretary, Treasurer and Director of the Company.

Identification of Significant Employees

We have no significant employees other than Antonio Martinez-Guzman, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the

Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year April 30, 2013, for services rendered in all capacities to us.  The listed individual shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we do not have employment agreements with our Director and Officer, Antonio Martinez-Guzman.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Antonio Martinez-Guzman, President, CEO
	2013		-0-	-0-	-0-	-0-	-0-	65,022	65,022
	2012		-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1) Compensation for Mr. Martinez-Guzman includes amounts paid for consulting services, and expenses paid on behalf of the Company. The Company has no formal agreement with Mr. Martinez-Guzman.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company

Outstanding Equity Awards at Fiscal Year-End

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2013.

Director Compensation

Our directors receive no extra compensation for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2013 by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Antonio Martinez-Guzman 7970 Fredericksburg Road, Suite 101 #65, San Antonio, Texas 78224 (3)	Common	20,000,000	51%
All Officers and Directors as a Group	Common	20,000,000	51%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 39,200,000 issued and outstanding shares of common stock as of June 30, 2013.

(3)

Antonio Martinez-Guzman is a Director and the Company's President, CEO and CFO. His beneficial ownership includes 20,000,000 common shares, as of June 30, 2013.

Changes in Control

On April 24, 2013, Antonio Martinez-Guzman acquired the majority of the issued and outstanding shares of the Company’s common stock from Merlyn Kirk (the “Seller”), per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Seller and Antonio Martinez-Guzman.  Pursuant to the terms of the Stock Purchase Agreement, Antonio Martinez-Guzman acquired Twelve Million (12,000,000) shares (the "Shares") of the Company’s common stock which represented approximately 38.79%, at the time of the transaction.  The purchase price for the Shares was Seventeen Thousand Dollars ($17,000).

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Antonio Martinez-Guzman is not an independent director because he is also an executive officer of the Company.

Related Party Transactions

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows. No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing. As of April 30, 2013 and April 30, 2012, the Company was indebted to the stockholder in the amount of $52,217 and Nil.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

▪

Disclosing such transactions in reports where required;

▪

Disclosing in any and all filings with the SEC, where required;

▪

Obtaining disinterested directors consent; and

▪

Obtaining shareholder consent where required

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Year Ended April 30,	Year Ended April 30
	2013	2012
Audit fees	$ 15,900	$ 12,100
Audit related fees	---	---
Tax fees	2,080	---
All other fees	---	---

Audit Fees

During the fiscal years ended April 30, 2013, we incurred approximately $15,900 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2013.

During the fiscal year ended April 30, 2012, we incurred approximately $12,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2013 and 2012 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,080 and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 30, 2010 as part of our Registration of Securities on Form S-1
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on June 5, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 30, 2010 as part of our Registration of Securities on Form S-1
3.02(a)	Amended Bylaws	Filed with the SEC on July 8, 2012 as part of our Current Report on Form 8-K.
10.01	Informal Agreement between the Company and its president Merlyn Kirk	Filed with the SEC on February 9, 2012 as part of our Amended Registration of Securities on Form S-1/A.
10.02	Form of Private Placement Agreement, dated January 7, 2013	Filed with the SEC on January 7, 2013 as part of our Current Report on Form 8-K.
10.03	Form of Private Placement Agreement, dated April 18, 2013	Filed with the SEC on April 18, 2013 as part of our Current Report on Form 8-K.
10.04	Form of Private Placement Agreement, dated May 6, 2013	Filed with the SEC on May 8, 2013 as part of our Current Report on Form 8-K.
16.01	Letter from Former Accountant Child, Van Wagoner & Bradshaw, PLLC dated September 6, 2012	Filed with the SEC on September 10, 2012 as part of our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BISON PETROLEUM, CORP.

NAME	TITLE	DATE
/s/ Antonio Martinez-Guzman Antonio Martinez-Guzman	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director	July 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME /s/ Antonio Martinez-Guzman Antonio Martinez-Guzman	TITLE	DATE
	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director	July 26, 2013