Form 10-Q
period 2013-07-31
BISON PETROLEUM, CORP.
filed 2013-09-23
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54574

BISON PETROLEUM, CORP.

(Exact name of Registrant as specified in its charter)

Nevada	42-1771342
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2825 E. Cottonwood Park, Suite 503

Salt Lake City, Utah 84121

 (Address of Principal Executive Offices)

(801) 990-3180

(Registrant’s Telephone Number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 23, 2013 – 39,366,667 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Bison Petroleum” the “Company,” “we,” “us,” “our” and words of similar import refer to Bison Petroleum, Corp., a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of July 31, 2013 and April 30, 2013..................................................	F-2

Statements of Operations for the Three Months Ended July 31, 2013 and 2012 and from inception (February 9, 2010) to July 31, 20.................	F-3

Statements of Cash Flows for the Three Months Ended July 31, 2013 and 2012 and from inception (February 9, 2010) to July 31, 2013.............	F-4

Notes to the Financial Statements................................................................................	F-5

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	July 31,	April 30,
	2013	2013
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$30,437	$57
Stock Subscription Receivable	-	30,000
Prepayments	-	300
Total current assets	30,437	30,357

TOTAL ASSETS	$30,437	$30,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$333	$4,501
Accounts payable - officer	24,624	40,782
Loans from stockholders	11,465	11,435
Total current liabilities	36,422	56,718

TOTAL LIABILITIES	36,422	56,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 39,366,667 and 30,933,336 shares issued and outstanding, respectively	39,367	30,933
Additional paid in capital	474,102	122,535
Deficit accumulated during the development stage	(519,454)	(179,829)

TOTAL STOCKHOLDERS' DEFICIT	(5,985)	(26,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,437	$30,357

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JULY 31, 2013

(Unaudited)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	From inception (February 9, 2010) to July 31, 2013

INCOME	$-	$-	$-

OPERATING EXPENSES
Organization expenses	-	-	1,500
Taxes and licenses	-	-	625
Accounting	9,000	6,500	56,905
Legal Expenses	5,650	5,470	59,146
Administrative expenses	39,975	450	50,348
Officer compensation expense	285,000	-	350,022
Total Operating Expenses	339,625	12,420	518,546

OTHER INCOME AND (EXPENSES)
Finance charges	-	(89)	(901)
Foreign currency exchange	-	-	(7)
Total Other Income and (Expenses)	-	(89)	(908)
NET LOSS BEFORE INCOME TAXES	(339,625)	(12,509)	(519,454)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(339,625)	$(12,509)	$(519,454)

Weighted Average Number of Shares Outstanding	36,671,739	28,800,000

Net Loss Per Share	$(0.01)	$(0.00)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JULY 31, 2013

(Unaudited)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	From inception (February 9, 2010) to July 31, 2013
Cash used in operating activities:
Net loss	$(339,625)	$(12,509)	$(519,454)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services	285,000	-	285,000
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	(4,168)	5,409	333
Increase (decrease) in accounts payable - officer	(1,157)	-	39,625
Decrease (increase) in prepayments	300	-	-
Net cash used in operating activities	(59,650)	(7,100)	(194,496)

Cash Flows from Financing Activities:
Proceeds from Stock Subscription Receivable	30,000	-	-
Sale of common stock	60,000	-	176,000
Loans from stockholders	30	7,100	48,933
Net Cash Provided by Financing Activities	90,030	7,100	224,933
Net Increase in Cash and Cash Equivalents	30,380	-	30,437

Cash and Cash Equivalents - Beginning	57	-	-

Cash and Cash Equivalents - End	$30,437	$-	$30,437

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-	$37,468
Common stock subscription	$-	$-	$30,000
Stock issued for Debt	$15,000	$-	$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.) (the “Company”) was incorporated on February 9, 2010, under the laws of the State of Nevada.  The business purpose of the Company was to market prefabricated log cabin type homes in countries outside North America.  The planned operations have ceased.  The Company has selected April 30 as its fiscal year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $30,437 as of July 31, 2013 and $57 as of April 30, 2013.

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2013-11.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through July 31, 2013 of approximately $519,454 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $181,809 were offset by the valuation allowance.

The Company has no tax positions at July 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to July 31, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at July 31, 2013.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On June 5, 2013, the Company changed its name to “Bison Petroleum, Corp.” and increased its number of authorized shares of common stock from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, authorized a forward split of its issued and authorized common shares, whereby every One (1) old share of common stock was exchanged for Eight (8) new shares of the Company’s common stock, for shareholders of record as of June 17, 2013, and effective on the OTCBB market for the Company’s common stock on June 19, 2013.  As a result, the issued and outstanding shares of common stock increased from Four Million Nine Hundred Thousand (4,900,000) shares prior to the forward split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the forward split. The split is reflected retrospectively in these financial statements.

As of July 31, 2013, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 39,366,667 shares issued and outstanding.

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

On May 6, 2013, the Company issued a total of 266,664 shares of common stock to one private investor for cash in the amount of $0.0375 per share for a total of $10,000.

On May 29, 2013, the Company issued a total of 8,000,000 shares of common stock to Antonio Martinez-Guzman, its sole officer and director, valued at $300,000 or $0.0375 per share as payment for services rendered to the Company. $15,000 was for payment of prior services and $285,000 was for services in the current year.

On July 25, 2013, the Company issued a total of 166,667 shares of common stock to one private investor for cash in the amount of $0.30 per share for a total of $50,000.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of July 31, 2013, is $11,465.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities.

NOTE 6 - FOREIGN CURRENCY TRANSLATION

Since the Company previously operated in Canada there was potential for transactions in Canadian dollars.  From inception, the only transactions were $7 net expense from conversion of Canadian currency paid for stock.  Assets and liabilities, if denominated in Canadian dollars, are revalued to United States dollars as of the reporting date.  The effect of such change in exchange rates is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses) which, to date, have been nominal.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2013, the Company’s President rendered invoices of $27,337 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received $43,495 (including $15,000 of common stock) during the period to July 31, 2013, leaving an unpaid balance of $24,624, shown on the balance sheet as accounts payable – officer.

NOTE 9 - COMMITMENTS

The Company has entered into a lease agreement for a monthly rent of $700 on an office space for a period of July 11, 2013 through January 31, 2014 and $1,874 was paid for rent and service retainer during the quarter.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  There are no subsequent events required to be reported, except as follows:

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation, whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to the Company.  The Company is a successor in interest to Nelan, which is a successor in interest to Gas Ventures LLC, the record owner of these leases.  The Company will issue 1,000,000 shares of its common stock on the recording of the leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “Bison Petroleum” the “Company,” “we,” “us,” “our” and words of similar import refer to Bison Petroleum, Corp., a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

On August 9, 2013, we acquired 12 oil and gas leases issued by the State of Wyoming.  During the next 12 months and based upon preliminary recommendations respecting the properties comprising these oil and gas leases, we plan to:

•

Purchase existing 2D seismic evaluations in the area to further define the prospect at a test drilling location;

•

Conduct gravity and seepage studies;

•

Complete a new seismic study; and

•

Drill a test well.

The planned business operations will require additional funding, and there is no assurance that we will be able to raise the necessary funding to fulfill all of our plans, or that if we are able to obtain the necessary capital to fund our Plan of Operations, that our efforts will be successful or beneficial to us or our stockholders..

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2013, Compared to the Three Months Ended July 31, 2012

During the three months ended July 31, 2013, and 2012, we had income of $0.  Operating expenses during the three months ended July 31, 2013, were $339,625, compared to $12,420, during the three months ended July 31, 2012.  The increase in operating expenses during the three months ended July 31, 2013, was directly related to officer compensation. Administrative expenses also increased substantially during the three months ended July 31, 2013.  We had a net loss during the three months ended July 31, 2013, of $339,625, compared to $12,509 for the same period in 2012, with a cumulative loss of $519,454 from inception on February 9, 2010.

Liquidity

We had cash at July 31, 2013, of $30,437.  At July 31, 2013, we had a negative working capital of $5,985, compared to a negative working capital of $26,361 at April 30, 2013.

Capital Resources

During the three months ended July 31, 2013, operating activities used net cash of $59,650, compared to $7,100 net cash used in the three months ended July 31, 2012.

During the three months ended July 31, 2013, we received cash from financing activities of $90,030, coming from proceeds from stock subscriptions, sale of common stock, and loans from stockholders, as compared to $7,100 provided in financing activities for the three months ended July 31, 2012, all of which were loans from stockholders.

We intend to fund future operations for the next 12 months through cash flows generated from operations and current cash on hand.  These contributions are expected to satisfy amounts in accounts payable and can potentially be used to partially fund operations.  If these cash flows or cash on hand are not sufficient to fund operations, we may be required to raise capital through either debt or equity financing.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our current resources will not enable us to continue our current planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended July 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended July 31, 2013, we sold the following shares of our common stock under Regulation S of the Securities and Exchange Commission: 266,664 shares at $0.0375 per share for aggregate gross proceeds of $10,000 (May 6, 2013); 8,000,000 shares in cancellation of debt in the amount of $15,000 and compensation in the amount of $285,000 (May 29, 2013); and 166,667 shares at $0.30 per share for aggregate gross proceeds of $50,000 (July 25, 2013).

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On June 5, 2013, we changed our name to “Bison Petroleum, Corp.” and increased our number of authorized shares of common stock from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001; and authorized a forward split of our issued and authorized common shares, whereby every One (1) old share of our common stock was exchanged for Eight (8) new shares of our common stock, for shareholders of record as of June 17, 2013, and effective on the OTCBB market on June 19, 2013.  As a result, our issued and outstanding shares of common stock increased from Four Million Nine Hundred Thousand (4,900,000) shares prior to the forward split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the forward split. The split is reflected retrospectively in these financial statements.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Antonio Martinez-Guzman, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Antonio Martinez-Guzman, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bison Petroleum, Corp.

Date:	September 23, 2013	By:	/s/ Antonio Martinez-Guzman
Antonio Martinez-Guzman, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and director