Form 10-Q/A
period 2013-07-31
BISON PETROLEUM, CORP.
filed 2013-09-25
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

This Quarterly Report is being amended to reflect the sale of 166,667 shares of common stock for aggregate gross proceeds of $50,000, which occurred on September 18, 2013.  See Footnote 10 to our financial statements and Part II, Item 2.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  There are no subsequent events required to be reported, except as follows:

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation ("Nelan"), whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to the Company.  The Company is a successor in interest to Nelan, which is a successor in interest to Gas Ventures LLC, the record owner of these leases.  The Company will issue 1,000,000 shares of its common stock on the recording of the leases.

On September 18, 2013, the Company completed a private placement of 166,667 shares of its common stock at $0.30 per share for a total offering price of $50,000.  With the purchase of these shares, Nelan, the subscriber, now owns 2,566,665 shares or approximately 6.33% of the Company’s total outstanding shares, based on 40,533,334 shares being outstanding, which assumes that the 1,000,000 shares to be issued to Nelan under the aforesaid Lease Purchase Agreement and these 166,667 subscribed shares have been issued.  Accordingly, Nelan may be deemed to be a “related party.”

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended July 31, 2013, we sold the following shares of our common stock: 266,664 shares at $0.0375 per share for aggregate gross proceeds of $10,000 (May 6, 2013); 8,000,000 shares in cancellation of debt in the amount of $15,000 and compensation in the amount of $285,000 (May 29, 2013); and 166,667 shares at $0.30 per share for aggregate gross proceeds of $50,000 (July 25, 2013).

On August 9, 2013, we entered into a Lease Purchase Agreement with Nelan Advisors Corporation (“Nelan”), whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to us.  We will issue 1,000,000 shares of our common stock to Nelan under this Lease Purchase Agreement on the recording of these leases.

On September 18, 2013, we also sold 166,667 shares of our common stock to Nelan at $0.30 per share for aggregate gross proceeds of $50,000.  With the purchase of these shares, Nelan now owns 2,566,665 shares or approximately 6.33% of our total outstanding shares, based on 40,533,334 shares being outstanding, which assumes that the 1,000,000 shares to be issued to Nelan under the aforesaid Lease Purchase Agreement and these 166,667 subscribed shares have been issued.  For additional information regarding the Lease Purchase Agreement, see our 8-K Current Report dated August 9, 2013, which was filed with the Securities and Exchange Commission on August 12, 2013.  See Item 6.

All of these shares were sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Regulation S of the Securities and Exchange Commission.  All purchasers were non-“U.S. Persons.”

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*
**	Incorporated by reference.

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

**8-K Current Report dated August 9, 2013, which was filed with the Securities and Exchange Commission on August 12, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bison Petroleum, Corp.

Date:	September 25, 2013	By:	/s/ Antonio Martinez-Guzman
Antonio Martinez-Guzman, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and director