Form 10-Q
period 2013-10-31
BISON PETROLEUM, CORP.
filed 2013-12-02
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 22, 2013 – 40,033,335 shares of common stock (does not include 1,000,000 shares issuable under a Lease Purchase Agreement dated August 9, 2013, as outlined in Note 5 of the Registrant’s financial statements that accompany this Quarterly Report and Part II, Item 2).

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to “Bison Petroleum” the “Company,” “we,” “us,” “our” and words of similar import refer to Bison Petroleum, Corp., a Nevada corporation, unless the context requires otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements, and for this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending upon a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes.  In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of October 31, 2013 and April 30, 2013.........................................	F-2

Statements of Operations for the Three and Six Months Ended October 31, 2013 and 2012 and from inception (February 9, 2010) to October 31, 2013…....................	F-3

Statements of Cash Flows for the Six Months Ended October 31, 2013 and 2012 and from inception (February 9, 2010) to October 31, 2013......................................	F-4

Notes to the Financial Statements.............................................................................	F-5

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31,	April 30,
	2013	2013
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$14,589	$57
Stock Subscription Receivable	-	30,000
Prepayments	-	300
Total current assets	14,589	30,357

TOTAL ASSETS	$14,589	$30,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$4,805	$4,501
Accounts payable – officer	14,506	40,782
Loans from stockholders	11,465	11,435
Total current liabilities	30,776	56,718

TOTAL LIABILITIES	30,776	56,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, par $0.001, 800,000,000 shares authorized, 39,700,001 and 30,933,336 shares issued and outstanding, respectively	39,700	30,933
Common stock to be issued	540,000
Additional paid in capital	573,769	122,535
Deficit accumulated during the development stage	(1,169,656)	(179,829)

TOTAL STOCKHOLDERS’ DEFICIT	(16,187)	(26,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,589	$30,357

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012	From inception (February 9, 2010) to October 31, 2013

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organization expenses	-	-	-	-	1,500
Taxes and licenses	-	-	-	-	625
Accounting	3,600	2,890	12,600	9,390	60,505
Oil and gas lease expense	540,000	-	540,000	-	540,000
Legal Expenses	8,094	2,252	13,744	7,722	67,240
Administrative expenses	13,508	24,506	53,483	24,956	68,878
Officer compensation expense	85,000	-	370,000	-	430,000
Total Operating Expenses	650,202	29,648	989,827	42,068	1,168,748

OTHER INCOME AND (EXPENSES)
Finance charges	-	-	-	(89)	(901)
Foreign currency exchange	-	-	-	-	(7)
Total Other Income and (Expenses)	-	-	-	(89)	(908)
NET LOSS BEFORE INCOME TAXES	(650,202)	(29,648)	(989,827)	(42,157)	(1,169,656)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(650,202)	$(29,648)	$(989,827)	$(42,157)	$(1,169,656)

Weighted Average Number of Shares Outstanding	39,482,609	25,269,568	38,078,986	28,800,000

Net Loss Per Share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012	From inception (February 9, 2010) to October 31, 2013
Cash used in operating activities:
Net loss	$(989,827)	$(42,157)	$(1,169,656)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services	285,000	-	285,000
Stock to be issued for oil and gas lease expense	540,000	-	540,000
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	304	23,660	4,805
Increase (decrease) in accounts payable – officer	(11,275)	-	29,507
Decrease (increase) in prepayments	300	-	-
Net cash used in operating activities	(175,498)	(18,497)	(310,344)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	30,000	-	-
Sale of common stock	160,000	-	276,000
Loans from stockholders	30	18,497	48,933
Net Cash Provided by Financing Activities	190,030	18,497	324,933
Net Increase in Cash and Cash Equivalents	14,532	-	14,589

Cash and Cash Equivalents – Beginning	57	-	-

Cash and Cash Equivalents – End	$14,589	$-	$14,589

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-	$37,468
Common stock subscription	$-	$-	$30,000
Stock issued for Debt	$15,000	$-	$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013 (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.) (the “Company”) was incorporated on February 9, 2010 under the laws of the State of Nevada.  The Company was organized for the business purpose of  marketing prefabricated log cabin type homes in countries outside North America.  These endeavors have ceased, and the Company determined to engage in the oil and natural gas industry in August, 2013, where its efforts are now focused.  The Company has selected April 30 as its fiscal year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $14,589 as of October 31, 2013 and $57 as of April 30, 2013.

Start-up Costs

In accordance with ASC 720-15-25, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

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

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013 (unaudited)

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through October 31, 2013, the fair value of services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through October 31, 2013 of approximately $1,169,656 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $409,380 were offset by the valuation allowance.

The Company has no tax positions at October 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to April 30, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at October 31, 2013.  All tax years starting from 2010 are open for examination.

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation (“Nelan”), whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to Bison.  Bison is a successor in interest to Nelan, which is a successor in interest to Gas Ventures LLC, the record owner of these leases.  Bison will issue 1,000,000 shares of its common stock, comprised of “restricted securities” under SEC Rule 144, which shares are subject to resale in accordance with subparagraph (i) of Rule 144, on the recording of the leases.  The Lease Purchase Agreement contains customary representations and warranties regarding good standing of the parties, due authorization and authority, among others, though title to the leases is not guaranteed by Nelan.  Nelan also made various representations about access to information about Bison, its sophistication and understanding of the nature of the “restricted securities” it was acquiring of Bison. Bison shall own not less than an 80% net interest in the leases or the oil and gas, if any, recovered from these leases.

Nelan owned 1,399,998 shares of Bison common stock prior to the execution and delivery of the Lease Purchase Agreement.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013 (unaudited)

Oil and gas lease property acquisition and exploration costs are expensed as incurred. When it has been determined that a  property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On June 5, 2013, the Company changed its name to ‘Bison Petroleum, Corp.’ and increased its number of authorized shares of common stock from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, authorized a forward split of its issued and authorized common shares, whereby every One (1) old share of common stock will be exchanged for Eight (8) new shares of the Company’s common stock, for shareholders of record as of June 17, 2013. As a result, the issued and outstanding shares of common stock will increase from Four Million Nine Hundred Thousand (4,900,000) shares prior to the forward split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the forward split. The split is reflected retrospectively in these financial statements.

As of October 31, 2013, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 39,701,001 shares issued and outstanding.

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

On April 17, 2013, the Company issued a total of 800,000 shares of common stock to Nelan for cash in the amount of $0.0375 per share for a total of $30,000.

On May 6, 2013, the Company issued a total of 266,664 shares of common stock to Nelan for cash in the amount of $0.0375 per share for a total of $10,000.

On May 29, 2013, the Company issued a total of 8,000,000 shares of common stock to Antonio Martinez-Guzman, its sole officer and director, valued at $300,000 or $0.0375 per share as payment for services rendered to the Company. $15,000 was for payment of prior services and $285,000 was for services in the current year.

On July 23, 2013, the Company issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013 (unaudited)

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

On September 18, 2013, the Company issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

On October 10, 2013, the Company issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

NOTE 6 - LOANS FROM STOCKHOLDERS

The Company’s former President and former sole director along with another stockholder have advanced funds for organizational and administrative expenses.

During the year ended April 30, 2013, the Company’s former president and former sole director along with another stockholder agreed to forgive debt outstanding totaling $37,468, which has been recorded as contributed capital.

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of October 31, 2013, is $11,465.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities.

NOTE 7 - FOREIGN CURRENCY TRANSLATION

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

NOTE 8 - GOING CONCERN

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2013, the Company’s President rendered invoices of $377,115 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received $403,391 (including $300,000 of common stock) during the period to October 31, 2013, leaving an unpaid balance of $14,506, shown on the balance sheet as accounts payable –officer.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013 (unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for a monthly rent of $700 on an office space for a period of July 11, 2013 through January 31, 2014 and $4,253 was paid for rent and service retainer during the six months ended October 31, 2013.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  There are no subsequent events required to be reported, except as follows:

On November 18, 2013, the Company entered into a private placement agreement with Nelan whereby the Company received $100,000 for the issuance of 333,334 shares of its common stock at $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “Bison Petroleum” the “Company,” “we,” “us,” “our” and words of similar import refer to Bison Petroleum, Corp., a Nevada corporation, unless the context requires otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements, and for this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially, depending upon a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we have filed with the SEC, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

We are an independent energy company presently in the developmental stage and engaged in the acquisition and planned exploration and development of certain oil and natural gas properties located in the Bighorn Basin in the State of Wyoming.  We presently have interests in approximately 840 acres in the Bighorn Basin.  Our current plans, including estimated costs, are to:

•

Acquire a 2D seismic evaluation of our acreage ($40,000);

•

Undertake a gravity survey ($30,000);

•

Undertake seepage survey ($32,000);

•

Complete a new 3D seismic evaluation of our acreage ($200,000 to $400,000);

•

Evaluate our acreage position and acquire additional leases in the Bighorn Basin and elsewhere;

•

Plan to drill wells to 3,000 feet; and;

•

Plan our well spacing to 10 acres.

We presently have no reserves, and we are in the initial phase of our evaluation of our current leases and our planned development of these leases.  Depending upon the results of our evaluation and recommendations of our geologic consultants that we have engaged, drilling expenses for one (1) well are estimated to be between $850,000 and $1,052,000, which includes the estimated costs referenced above, along with approximately $50,000 for bonding and permitting processes; $300,000 for drilling; and approximately $200,000 for completion of any producing well drilled.  We will require substantial additional funding or operating partners or others to fully implement our plans, and no assurance can be given that we will be able to raise the necessary capital or attract operators or others to participate with us in any drilling program that is undertaken.  Even if we are successful in attracting operators or others to participate with us, such participation may substantially reduce our interest in any well drilled.

We may also seek to create value through partnering with operators who have experience in developing and producing oil and gas on our leases and other acreage in the Bighorn Basin.

Results of Operations

Three Months Ended October 31, 2013, Compared to the Three Months Ended October 31, 2012

During the three months ended October 31, 2013, and 2012, we had income of $0.  Operating expenses during the three months ended October 31, 2013, were $650,202, compared to $29,648, during the three months ended October 31, 2012.  The increase in operating expenses during the three months ended October 31, 2013, was directly related to officer compensation and oil and gas lease expense.  Administrative expenses decreased during the three months ended October 31, 2013.  We had a net loss during the three months ended October 31, 2013, of $650,202, compared to $29,648 for the same period in 2012, with a cumulative loss of $1,169,656 from inception on February 9, 2010.

Six Months Ended October 31, 2013, Compared to the Six Months Ended October 31, 2012

During the six months ended October 31, 2013, and 2012, we had income of $0.  Operating expenses during the six months ended October 31, 2013, were $989,827, compared to $42,068, during the six months ended October 31, 2012.  The increase in operating expenses during the six months ended October 31, 2013, was directly related to officer compensation and oil and gas lease expense.  Administrative expenses also increased during the six months ended October 31, 2013.  We had a net loss during the six months ended October 31, 2013, of $989,827, compared to $42,157 for the same period in 2012.

Liquidity

We had cash at October 31, 2013, of $14,589.  At October 31, 2013, we had a negative working capital of $16,187, compared to negative working capital of $26,361 at April 30, 2013.

Capital Resources

During the six months ended October 31, 2013, operating activities used net cash of $175,498, compared to $18,497 net cash used in the six months ended October 31, 2012.

During the six months ended October 31, 2013, we received cash from financing activities of $190,030, coming from proceeds from stock subscriptions, sale of common stock, and loans from stockholders, as compared to $18,497 provided in financing activities for the six months ended October 31, 2012, all of which were loans from stockholders.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended October 31, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2013, we entered into a Lease Purchase Agreement with Nelan Advisors Corporation, a British Virgin Islands corporation (“Nelan”), whereby Nelan sold us certain oil and gas leases issued by the State of Wyoming.  We are a successor in interest to Nelan in these leases.  We will issue 1,000,000 shares of our common stock, comprised of “restricted securities” under SEC Rule 144, which shares are subject to resale in accordance with subparagraph (i) of Rule 144, on the recording of the leases.  Under the Lease Purchase Agreement, we will own not less than 80% of the net interest in the leases or the oil and gas, if any, recovered from these leases.  See our Current Report on Form 8-K dated August 9, 2013, which was filed with the SEC on August 12, 2013.  See Item 6.

On September 18, 2013, we issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

On October 10, 2013, we issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

On November 18, 2013, we accepted a Subscription Agreement, and on November 21, 2013, we issued a total of 333,334 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $100,000.

All of these shares were sold to persons who were “accredited investors” as defined in Rule 501 of Regulation D of the SEC, under Rule 506(b) thereof, and the offer and sale of these shares were exempt from the registration provisions of the Securities Act, by reason thereof.  In addition, we claim the exemptions from registration of the offer and sale of these shares under Sections 4(a)(2) and 4(a)(5) of the Securities Act, along with Regulation S, for foreign sales.  State laws requiring the registration of the offer and sale of securities under Rule 506 are preempted by Section 18 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On October 2, 2013 we entered into an Agreement with Barry L. Whelan, a professional geoscientist, to provide services to the Company, including, but not limited to, geological consulting, management of field operations, representation on technical and management committees and preparation of qualifying reports on our oil and gas lease interests.  Mr. Whelan will be paid a monthly fee of $2,500 for up to five days of service.  Out of pocket expenses will also be reimbursed.  For additional information on this Agreement, see our 8-K Current Report dated October 2, 2013, which was filed with the SEC on October 10, 2013.  See Item 6.

On October 21, 2013, we entered into an Agreement with L. Alex Scarbrough Jr., an experienced hard minerals geologist to provide services to the Company including, but not limited to, geological consulting, management of field operations, representation on technical and management committees and preparation of a qualify report for a fee of $500 per day, with a three day per month minimum.  For additional information on this Agreement, see our 8-K Current Report dated October 21, 2013, which was filed with the SEC on October 25, 2013.  See Item 6.

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

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*
**	Incorporated by reference.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

**

8-K Current Report dated August 9, 2013, which was filed with the SEC on August 12, 2013.

8-K Current Report dated October 2, 2013, which was filed with the SEC on October 10, 2013.

8-K Current Report dated October 21, 2013, which was filed with the SEC on October 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Bison Petroleum, Corp.

Date:	December 2, 2013	By:	/s/ Antonio Martinez-Guzman
Antonio Martinez-Guzman, Principal Executive Officer, Principal Financial Officer and a director