Form 10-Q
period 2014-01-31
BISON PETROLEUM, CORP.
filed 2014-03-03
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54574

BISON PETROLEUM, CORP.

(Exact name of Registrant as specified in its charter)

Nevada	42-1771342
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2825 E. Cottonwood Park, Suite 554

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

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 3, 2014 – 41,883,335 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of January 31, 2014 and April 30, 2013.........................................	F-2

Statements of Operations for the Three and Nine Months Ended January 31, 2014 and 2013 and from inception (February 9, 2010) to January 31, 2014.........................	F-3

Statements of Cash Flows for the Nine Months Ended January 31, 2014 and 2013 and from inception (February 9, 2010) to January 31, 2014.........................	F-4

Notes to the Financial Statements.............................................................................	F-5

BISON PETROLEUM, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,	April 30,
	2014	2013
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$205	$57
Stock Subscription Receivable	150,000	30,000
Prepayments	-	300
Total current assets	150,205	30,357

TOTAL ASSETS	$150,205	$30,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$17,849	$4,501
Accounts payable - officer	7,500	40,782
Loans from stockholders	11,465	11,435
Oil & Gas Lease Liability	200,000	-
Total current liabilities	236,814	56,718

TOTAL LIABILITIES	236,814	56,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 41,883,335 and 30,933,336 shares issued and outstanding, respectively	41,883	30,933
Additional paid in capital	1,532,586	122,535
Deficit accumulated during the development stage	(1,661,078)	(179,829)

TOTAL STOCKHOLDERS' DEFICIT	(86,609)	(26,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,205	$30,357

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE & NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JANUARY 31, 2014
(Unaudited)
	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2013		From inception (February 9, 2010) to January 31, 2014

INCOME	$-	$-	$-	$-		$-

OPERATING EXPENSES
Organization expenses	-	-	-	-		1,500
Taxes and licenses	-	-	-	-		625
Accounting	4,950	4,800	17,550	14,190		65,455
Oil and gas lease expense	411,000	-	951,000	-		951,000
Legal Expenses	14,225	17,000	27,969	24,722		81,465
Administrative expenses	38,747	33,771	92,230	58,727		107,625
Officer compensation expense	22,500	-	392,500	-		452,500
Total Operating Expenses	491,422	55,571	1,481,249	97,639		1,660,170

OTHER INCOME AND (EXPENSES)
Finance charges	-	(42)	-	(131)		(901)
Foreign currency exchange	-	-	-	-		(7)
Total Other Income and (Expenses)	-	(42)	-	(131)		(908)
NET LOSS BEFORE INCOME TAXES	(491,422)	(55,613)	(1,481,249)	(97,770)		(1,661,078)

PROVISION FOR INCOME TAXES	-	-	-	-		-

NET LOSS	$(491,422)	$(55,613)	$(1,481,249)	$(97,770)		$(1,661,078)

Weighted Average Number of Shares Outstanding	41,207,248	29,147,824	39,422,465	28,915,944

Net Loss Per Share	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 and 2013
AND FROM THE PERIOD FROM FEBRUARY 9, 2010 (INCEPTION) TO JANAURY 31, 2014
(Unaudited)

	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2013	From inception (February 9, 2010) to January 31, 2014
Cash used in operating activities:
Net loss	$(1,481,249)	$(97,770)	$(1,661,078)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services	285,000	-	285,000
Stock issued for oil and gas lease expense	651,000		651,000

Changes in Assets and Liabilities
Increase (decrease) in accounts payable	13,348	1,299	17,849
Increase (decrease) in accounts payable - officer	(18,281)	22,602	22,501
Increase (decrease) in oil & gas lease liability	200,000	-	200,000
Decrease (increase) in prepayments	300	-	-
Net cash used in operating activities	(349,882)	(73,869)	(484,728)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	30,000	-	-
Sale of common stock	320,000	50,000	436,000
Loans from stockholders	30	25,781	48,933
Net Cash Provided by Financing Activities	350,030	75,781	484,933
Net Increase in Cash and Cash Equivalents	148	1,912	205

Cash and Cash Equivalents - Beginning	57	-	-

Cash and Cash Equivalents - End	$205	$1,912	$205

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-	$37,468
Common stock subscription	$-	$-	$30,000
Stock issued for Debt	$15,000	$-	$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014 (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.) (the “Company”) was incorporated on February 9, 2010, under the laws of the State of Nevada.  The Company was organized for the business purpose of  marketing prefabricated log cabin type homes in countries outside North America.  These endeavors have ceased, and the Company has determined to engage in the oil and natural gas industry as of August, 2013, where its efforts are now focused.  The Company has selected April 30 as its fiscal year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $205 as of January 31, 2014, and $57 as of April 30, 2013.

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

Recently Enacted Accounting Standards

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014 (unaudited)

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2014-05.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of unreimbursed services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through January 31, 2014, the fair value of unreimbursed services and office space provided are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception), through January 31, 2014, of approximately $1,661,078, will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $581,380 were offset by the valuation allowance.

The Company has no tax positions at January 31, 2014, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception), to April 30, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at January 31, 2014.  All tax years starting from 2010 are open for examination.

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation, a BVI registered entity (“Nelan”), whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to Bison.  Bison is a successor in interest to Nelan, which is a successor in interest to Gas Ventures LLC, the record owner of these leases.  Bison will issue 1,000,000 shares of its common stock, comprised of “restricted securities” under SEC Rule 144, which shares are subject to resale in accordance with subparagraph (i) of Rule 144, on the recording of the leases.  The Lease Purchase Agreement contains customary representations and warranties regarding good standing of the parties, due authorization and authority, among others, though title to the leases is not guaranteed by Nelan.  Nelan also made various representations about access to information about Bison, its sophistication and understanding of the nature of the “restricted securities” it was acquiring of Bison. Bison shall own not less than an 80% net interest in the leases or the oil and gas, if any, recovered from these leases.

On December 12, 2013, the Company entered into an additional Lease Purchase Agreement with Nelan whereby Nelan conveyed a 50% working interest in certain oil and gas leases issued by the State of Montana that pertain to properties within the State of Montana.  Bison is the successor in interest to Nelan, and will issue 150,000 shares of its common stock comprised of “restricted securities” as defined in SEC Rule 144 and the assumption of the payments of Nelan to its predecessors under the leases, of $100,000 in 60, 120 and 180 days from the effective date of the Lease Purchase Agreement or December 12, 2013.

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014 (unaudited)

Oil and gas lease property acquisition and exploration costs are expensed as incurred. When it has been determined that a  property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On June 5, 2013, the Company changed its name to “Bison Petroleum, Corp.” and increased its number of authorized shares of common stock from One Hundred Million (100,000,000), par value $0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, authorized a forward split of its issued and authorized common shares, whereby every One (1) old share of common stock would be exchanged for Eight (8) new shares of the Company’s common stock, for shareholders of record as of June 17, 2013. As a result, the issued and outstanding shares of common stock increased from Four Million Nine Hundred Thousand (4,900,000) shares prior to the forward split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the forward split. The split is reflected retrospectively in these financial statements.

As of January 31, 2014, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the eight for one forward split, effective June 19, 2013.

The following details the stock transactions for the Company:

On February 10, 2010, the Company authorized the sale of 12,000,000 shares of its common stock to its founding President for $0.00125 per share for a total of $15,000 to provide initial working capital. The stock subscription was fully paid as of June 11, 2010.

On May 18, 2011, the Company received paid subscriptions for 4,000,000 shares at $0.00125 per share for a total of $5,000; on July 14, 2011, the Company received paid subscriptions for another 4,000,000 shares at $0.00125 per share for $5,000; and during August, September and October, 2011, the Company sold an additional 8,800,000 shares at $0.00125 per share for proceeds of $11,000.  All of these proceeds were used for administrative purposes or expenses. These shares were sold as a part of the Company’s public offering under its S-1 Registration Statement and related prospectus; this offering was closed and all certificates were issued as of October 31, 2011.

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

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014 (unaudited)

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation, whereby Nelan sold certain oil and gas leases issued by the State of Wyoming to the Company.  The Company is a successor in interest to Nelan, which is a successor in interest to Gas Ventures LLC, the record owner of these leases.  The Company issued 1,000,000 shares of its common stock on the recording of the leases.

On September 18, 2013, the Company issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

On October 10, 2013, the Company issued a total of 166,667 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $50,000.

On November 18, 2013, the Company issued a total of 333,334 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $100,000.

On December 12, 2013, the Company issued a total of 200,000 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $60,000.

On December 12, 2103, the Company issued a total of 150,000 shares of common stock to Nelan for mining leases valued at $0.74 per share for a total of $111,000.

On January 22, 2014, the Company issued a total of 500,000 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $150,000.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of January 31, 2014, is $11,465.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities.

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

BISON PETROLEUM, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014 (unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2014, the Company’s President rendered invoices of $400,559 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received $393,059 (including $300,000 of common stock) during the period to January 31, 2014, leaving an unpaid balance of $7,500, shown on the balance sheet as accounts payable –officer.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for a monthly rent of $700 on an office space for a period of July 11, 2013, through January 31, 2014, and $6,635 was paid for rent and service retainer during the nine months ended January 31, 2014.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued.  Except as indicated below, there are no subsequent events required to be reported.

On February 1, 2014, an addendum was executed amending the Company’s lease agreement of July 11, 2013, to reduce the lease amount charge to $600 per month until the end of the lease.

The $150,000 stock subscription receivable was received on February 10, 2014.

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

Plan of Operation

We are an independent energy company presently in the developmental stage and engaged in the acquisition and planned exploration and development of certain oil and natural gas properties located in the Bighorn Basin in the State of Wyoming.  We presently have interests in approximately 840 acres in the Bighorn Basin. We also have a 50% working interest in approximately 11,292 acres of oil and gas leases located in Park County, Montana. Our current plans, including estimated costs, are to:

•

Acquire a 2D seismic evaluation of our acreage ($40,000);

•

Undertake a gravity survey ($30,000);

•

Undertake seepage survey ($32,000);

•

Complete a new 3D seismic evaluation of our acreage ($200,000 to $400,000);

•

Evaluate our acreage position and acquire additional leases in the Bighorn Basin and elsewhere;

•

Plan to drill wells to 3,000 feet; and;

•

Plan our well spacing to 10 acres.

We presently have no reserves, and we are in the initial phase of our evaluation of our current leases and our planned development of these leases.  Depending upon the results of our evaluation and recommendations of our geologic consultants that we have engaged, drilling expenses in the Big Horn Basin for one (1) well are estimated to be between $850,000 and $1,052,000, which includes the estimated costs referenced above, along with approximately $50,000 for bonding and permitting processes; $300,000 for drilling; and approximately $200,000 for completion of any producing well drilled.  We do not have present estimates for these costs on our Park County, Montana leasehold interests.  We will require substantial additional funding or operating partners or others to fully implement our plans, and no assurance can be given that we will be able to raise the necessary capital or attract operators or others to participate with us in any drilling program that is undertaken.  Even if we are successful in attracting operators or others to participate with us, such participation may substantially reduce our interest in any well drilled.

We may also seek to create value through partnering with operators who have experience in developing and producing oil and gas on our leases and other acreage in the Bighorn Basin.

Results of Operations

Three Months Ended January 31, 2014, Compared to the Three Months Ended January 31, 2013

During the three months ended January 31, 2014, and 2013, we had revenue of $0.  Operating expenses during the three months ended January 31, 2014, were $491,422, compared to $55,571, during the three months ended January 31, 2013.  The increase in operating expenses during the three months ended January 31, 2014, was directly related to officer compensation and oil and gas lease expense.  Administrative expenses increased during the three months ended January 31, 2014, due to increased company activity.  We had a net loss during the three months ended January 31, 2014, of $491,422, compared to $55,613 for the same period in 2013, with a cumulative loss of $1,661,078 from inception on February 9, 2010.

Nine Months Ended January 31, 2014, Compared to the Nine Months Ended January 31, 2013

During the nine months ended January 31, 2014, and 2013, we had revenue of $0.  Operating expenses during the nine months ended January 31, 2014, were $1,481,249, compared to $97,639, during the nine months ended January 31, 2013.  The increase in operating expenses during the nine months ended January 31, 2014, was directly related to officer compensation and oil and gas lease expense.  Administrative expenses also increased during the nine months ended January 31, 2014.  We had a net loss during the nine months ended January 31, 2014, of $1,481,249, compared to $97,770 for the same period in 2013.

Liquidity

We had cash at January 31, 2014, of $205.  At January 31, 2014, we had a negative working capital of $86,609, compared to negative working capital of $26,361 at April 30, 2013.

Capital Resources

During the nine months ended January 31, 2014, operating activities used net cash of $349,882, compared to $73,869 net cash used in the nine months ended January 31, 2013.

During the nine months ended January 31, 2014, we received cash from financing activities of $350,030, coming from proceeds from stock subscriptions, sale of common stock, and loans from stockholders, as compared to $75,781 provided in financing activities for the nine months ended January 31, 2013, of which $50,000 was from sale of common stock and $25,781 was loans from stockholders.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended January 31, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2014, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2013, we entered into a Lease Purchase Agreement with Nelan Advisors Corporation, a BVI entity (“Nelan”), whereby Nelan sold us certain oil and gas leases issued by the State of Wyoming.  We are a successor in interest to Nelan in these leases.  We issued 1,000,000 shares of our common stock, comprised of “restricted securities” under SEC Rule 144, which shares are subject to resale in accordance with subparagraph (i) of Rule 144, on the recording of the leases.  Under the Lease Purchase Agreement, we will own not less than 80% of the net interest in the leases or the oil and gas, if any, recovered from these leases.  See our Current Report on Form 8-K dated August 9, 2013, which was filed with the SEC on August 12, 2013.  See Item 6.

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

On December 12, 2013, the Company issued a total of 200,000 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $60,000.

On January 22, 2014, the Company issued a total of 500,000 shares of common stock to Nelan for cash in the amount of $0.30 per share for a total of $150,000.

All of these shares were sold to persons who were “accredited investors” as defined in Rule 501 of Regulation D of the SEC, under Rule 506(b) thereof, and the offer and sale of these shares were exempt from the registration provisions of the Securities Act, by reason thereof.  In addition, we claim the exemptions from registration of the offer and sale of these shares under Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Securities Act”), along with Regulation S, for foreign sales.  State laws requiring the registration of the offer and sale of securities under Rule 506 are preempted by Section 18 of the Securities Act, save for “notice” filings and applicable fees.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On October 2, 2013 we entered into an Agreement with Barry L. Whelan, a professional geoscientist, to provide services to the Company, including, but not limited to, geological consulting, management of field operations, representation on technical and management committees and preparation of qualifying reports on our oil and gas lease interests.  Mr. Whelan will be paid a monthly fee of $2,500 for up to five days of service.  Out of pocket expenses will also be reimbursed.  For additional information on this Agreement, see our 8-K Current Report dated October 2, 2013, which was filed with the SEC on October 10, 2013.  See Part II, Item 6.

On October 21, 2013, we entered into an Agreement with L. Alex Scarbrough Jr., an experienced hard minerals geologist to provide services to the Company including, but not limited to, geological consulting, management of field operations, representation on technical and management committees and preparation of a qualify report for a fee of $500 per day, with a three day per month minimum.  For additional information on this Agreement, see our 8-K Current Report dated October 21, 2013, which was filed with the SEC on October 25, 2013.  See Part II, Item 6.

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

**

8-K Current Report dated August 9, 2013, which was filed with the SEC on August 12, 2013.

8-K Current Report dated October 2, 2013, which was filed with the SEC on October 10, 2013.

8-K Current Report dated October 21, 2013, which was filed with the SEC on October 25, 2013.

8-K Current Report dated December 2, 2013, which was filed with the SEC on October 2, 2013.

8-K Current Report dated December 12, 2013, which was filed with the SEC on December 13, 2013.

8-K Current Report dated January 22, 2014, which was filed with the SEC on January 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Bison Petroleum, Corp.

Date:	March 3, 2014	By:	/s/ Antonio Martinez-Guzman
Antonio Martinez-Guzman, Principal Executive Officer, Principal Financial Officer and a director