Form 10-K
period 2014-04-30
BISON PETROLEUM, CORP.
filed 2015-06-04
CIK 1494722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

_______________________

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF            1934

For the fiscal year ended April 30, 2014

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

BISON PETROLEUM, CORP.
(Exact Name of Registrant as specified in its charter)
Nevada	333-167879	42-1771342
(State or jurisdiction of Incorporation or organization)	(Commission file number)	(I.R.S Employer Identification No.)

23/F Tower B, Caizhi International Mansion No.18, East Zhongguancun Road, Haidian District, Beijing, China
(Address of principal executive offices)

86 10 6250 6999
Registrant’s telephone number, including area code 2825 E. Cottonwood Park, Suite 544 Salt Lake City, Utah 84121 (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2013, the last day of the second quarter of the fiscal year covered by this report, based upon the closing price of our common stock on that date ($1.66), was $36,243,336.

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 30, 2015 was 800,000,000.

Documents Incorporated by Reference: None

BISON PETROLEUM, CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended April 30, 2014

Preliminary Note

On April 10, 2015, Antonio Martinez-Guzman, President and CEO of Bison Petroleum, Corp. (“Bison” or the “Company”), the owner of 20,000,000 shares, representing approximately 47.75%, of the common stock of the Company, Nelan Advisors Corp., the owner of 3,749,999 shares, representing approximately 8.95%, of the common stock of the Company, and ACR Holdings Limited, the owner of 1,333,336 shares, representing approximately 3.18%, of the common stock of the Company, sold an aggregate of 25,083,335 shares, representing approximately 59.89% of the outstanding shares, of the Company’s common stock (the “Shares”), to Yong Xu (18,310,834 shares, representing approximately 43.72% of the Company’s then outstanding shares), Yahong Zhao (5,016,667 shares, representing approximately 11.98% of the Company’s then outstanding shares) and Yinghua Zhang (1,755,834 shares, representing approximately 4.20% of the Company’s then outstanding shares) for a total purchase price of $160,000, or $0.006 per Share. As a result of the sale of the Shares, Yong Xu became the principal stockholder of the Company.

On April 10, 2015, in conjunction with the closing of the sale of the Shares, our then Board of Directors elected Yong Xu and Yahong Zhao as directors of the Company, effective upon the closing, and Antonio Martinez-Guzman resigned all of his positions with the Company and as a director of the Company, effective at the closing. Following the closing, the new Board of Directors elected Yong Xu as Chairman, Yahong Zhao as Chief Executive Officer, and Changqing Liu as Chief Financial Officer, of the Company.

On May 13, 2015, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang”), and the stockholders of Yinhang (the “Yinhang Stockholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Yinhang in exchange for a total of 758,116,665 shares of our common stock (the “Share Exchange” or the “Yinhang Acquisition”).  After giving effect to the Share Exchange, we had outstanding 800,000,000 shares of common stock, representing all of our authorized shares of common stock.

As a result of the Share Exchange, Yinhang became our wholly-owned subsidiary, and we now own all of the outstanding capital stock of Yinhang HK, which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.

Yinhang HK was established in Hong Kong on June 4, 2014 to serve as an intermediate holding company.  Huashang was established in the PRC on August 8, 2014, and on August 5, 2014 the local government of the PRC issued a certificate of approval regarding the foreign ownership of Huashang by Yinhang HK.

Prior to February 5, 2015, none of Yinhang, Yinhang HK or Huashang,Yinhang’s indirect wholly-owned subsidiary and a wholly-foreign owned enterprise under PRC law,  had any operations.

On February 5, 2015, Huashang entered into a series of agreements with each of Beijing Huashangjie Electronic Business Service Co., Ltd. (“Huashangjie” or “HSJ”),  Beijing UKT Investment Management Co., Ltd. (“UKT”), and Beijing Qianxian Media Advertising Co., Ltd. (“Qianxian Media”), and their respective shareholders, pursuant to which Huashang effectively controls the operations of Huashangjie, UKT and Qianxian Media and is entitled to receive the pre-tax profits of each of Huashangjie, UKT and Qianxian Media.

Huashangjie operates an Internet information service which provides a classified information platform to end user merchants who advertise their products or services on its website. Huashangjie was incorporated on December 22, 2009 in Beijing, China.

UKT operates a virtual on-line web mall which enables merchants and manufacturers to sell their products to on-line customers through an on-line store, and provides hardware and software assistance to these merchants. UKT was incorporated on September 1, 2011 in Beijing, China.

Qianxian Media distributes a Chinese language agricultural magazine, free of charge, through distribution services provided by unaffiliated third parties and sells advertising space in the magazine and on the website “qianxianhuinong.com.” Qianxian Media was incorporated on December 19, 2006 in Beijing, China.

For accounting purposes, the acquisition has been accounted for as a reverse acquisition and has been treated as a recapitalization of Bison effected by a share exchange, with Yinhang as the accounting acquirer.  Since none of Yinhang, Yinhang HK or Huashang had operations prior to February 5, 2015, the combined historical financial statements of Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, which it controls through the VIE Agreements are now the historical financial statements of the registrant, Bison. The assets and liabilities of Huashangjie, UKT and Qianxian Media have been brought forward at their book value and no goodwill has been recognized.

Prior to the Yinhang Acquisition, Yong Xu, Yahong Zhao and Yinghua Zhang owned approximately (i) 53.74%, 14.72% and 5.15%, respectively, or a total of 73.61%, of the outstanding shares of Yinhang, (ii) 73%, 20% and 7%, respectively, or a total of 100%, of the equity interests in each of Huashangjie, UKT and Qianxian Media, and (iii) 43.72%, 11.98% and 4.20%, respectively, or a total of 59.89%, of Bison’s outstanding shares.

For more detailed information concerning the foregoing transactions and the business now conducted by Bison through its variable interest entities in China, see our Current Report on Form 8-K/A filed on May 19, 2015.

Except as otherwise indicated, the information in this report relates to Bison Petroleum, Corp. as of the date of the financial statements included herein.

Except as otherwise indicated by the context, references in this report to “Company”, “GREE”, “BISON PETROLEUM, CORP.”, “BISN”, “GreenChoice”, “GreenChoice International, Inc.”, “we”, “us” and “our” are references to  BISON PETROLEUM, CORP.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1. Business

Corporate History

We were incorporated in the State of Nevada under the name GreenChoice International, Inc. on February 9, 2010.  Our fiscal year end is April 30.  Prior to the Share Exchange referred to in the Preliminary Note, we were a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act. We initially intended to market prefabricated log cabin style housing components to the Asian market.  Since inception and through April 30, 2013, our business operations were limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock for aggregate proceeds of $86,000, and working to establish relationships with firms in Asia that are already established and successful in the housing construction industry.

On April 30, 2013, the Company filed a change in control described in our Current Report on Form 8-K. At that time, our new management decided to pursue a new direction for the company.

On June 5, 2013, we filed Amended and Restated Articles of Incorporation, changing our name from GreenChoice International, Inc., to Bison Petroleum, Corp. The Financial Industry Regulatory Authority (“FINRA”) approved the name change on June 19, 2013. The primary purpose of this corporate action was to prepare the Company for a new business focus, in the petroleum industry, initially through the acquisition of existing petroleum companies, leases and/or interests. In connection with the change in our corporate name, we submitted an Issuer Company-Related Action Notification Form to FINRA requesting a change of our ticker symbol to “BISN.” FINRA granted approval of the Symbol Change effective July 22, 2013.

Effective June 19, 2013, the Company, with approval from FINRA, among other things, (i) increased the number of authorized shares of common stock of the Company from One Hundred Million (100,000,000), par value $ 0.001, to Eight Hundred Million (800,000,000), par value $0.001 and, (ii) authorized a forward split (the “Forward Split”) of its issued and authorized shares of common stock, whereby each old share of common stock was exchanged for eight new shares of the Company's common stock, for shareholders of record as of June 17, 2013. As a result, the issued and outstanding shares of common stock increased from Four Million Nine Hundred Thousand (4,900,000) shares prior to the Forward Split to Thirty Nine Million Two Hundred Thousand (39,200,000) shares following the Forward Split.  Fractional shares were rounded upward.

On August 9, 2013, the Company entered into a Lease Purchase Agreement with Nelan Advisors Corporation, a BVI registered entity (“Nelan”), whereby Nelan conveyed an 80% interest in two oil and gas leases with respect to approximately 840 acres issued by the State of Wyoming which expire on August 2, 2015. Bison, as the successor in interest to Nelan (which was a successor in interest to Gas Ventures LLC, the record owner of these leases), issued 1,000,000 restricted shares of its common stock to Nelan on the recording of the leases. Royalty rates of the State of Wyoming under these leases was 16.6%.

On December 12, 2013, the Company entered into an additional Lease Purchase Agreement with Nelan whereby Nelan conveyed a 50% working interest in certain oil and gas leases with respect to 11,292 acres issued by the State of Montana that pertain to properties within the State of Montana for a term ending June 24, 2016. Bison, as the successor in interest to Nelan, issued 150,000 restricted shares of its common stock to Nelan and assumed the payment obligations of Nelan under the leases, of $100,000 in 60, 120 and 180 days from the effective date of the Lease Purchase Agreement or December 12, 2013. All payments have been made.

Prior to the Share Exchange, we were engaged in the acquisition and planned exploration and development of certain oil and natural gas properties located in the Bighorn Basin in the State of Wyoming and the Muddy Creek in the State of Montana, with interests in approximately 840 acres in the Bighorn Basin and approximately 11,300 acres in Montana.

As stated in the Preliminary Note, on May 13, 2015 we consummated the Share Exchange with the former stockholders of Yinhang Internet Technologies Development, Inc., as a result of which we have abandoned our previous business plan to engage in the oil and gas business.

Prior to the Share Exchange, we had one full-time employee, Antonio Martinez-Guzman, our sole director and executive officer.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Prior to the Share Exchange, we did not own any property, real or otherwise, except our leasehold interest in certain oil and gas leases described in Item 1 above.  We leased office space in Salt Lake City, Utah for a monthly rent of $700 under a Lease Agreement for the period from July 11, 2013, through July 31, 2014.  During the year ended April 30, 2014, we paid $7,961 for rent and related services.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Pink Limited under the symbol “BISN.” Prior to July 22, 2013, it was quoted under the symbol “GREE.”

The following table sets forth the high and low bid prices for our Common Stock per quarter during the fiscal year ended April 30, 2013.  These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended April 30, 2013	Bid Prices
	High	Low
Q/E 7/31/2012	0.61	0.38
Q/E 10/31/2012	1.70	0.53
Q/E 1/31/2013	1.46	0.31
Q/E 4/30/2013	0.61	0.26

The following table sets forth the high and low closing prices for our Common Stock per quarter as reported by OTC Markets since May 1, 2013.

Fiscal Year Ended April 30,		Closing Prices
		High	Low
2014	Q/E 7/31/2013	0.80	0.54
	Q/E 10/31/2013	1.66	0.80
	Q/E 1/31/2014	1.44	0.38
	Q/E 4/30/2014	0.57	0.21

2015	Q/E 7/31/2014	0.46	0.20
	Q/E 10/31/2014	0.24	0.06
	Q/E 1/31/2015	0.10	0.04
	Q/E 4/30/2015	0.15	0.03

Holders

As of April 30, 2015, there were approximately 10 holders of record, based on information provided by our transfer agent.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended April 30, 2014 and April 30, 2013

Revenues

The Company did not generate any revenues for the years ended April 30, 2014 and 2013.

Operating Expenses

The Company’s operating expenses for the years ended April 30, 2014 and 2013, were $1,521,216 and $113,837 respectively.  Operating expenses increased in 2014 due to purchases of oil and gas leases, directors’ salaries, accounting expense, and increased administrative expenses.

Professional fees for the year ended April 30, 2014 and 2013 were $50,973 and $42,092, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission.

Net Loss

Net loss for the year ended April 30, 2014 and 2013 was $1,521,216 and $113,968, respectively.

Liquidity and Capital Resources

Financial Condition

Total assets.  Total assets at April 30, 2014 and 2013 were $1,768 and $30,357, respectively.  Total assets consist of cash, subscriptions receivable and prepayments.

Total liabilities.  Total liabilities at April 30, 2014 and 2013 were $128,345 and $56,718, respectively.  Total liabilities at April 30, 2014 consist of accounts payable of $2,980, officer payables of $7,500 and loans from stockholders of $117,865.

The Company had a net loss from operations for the year ended April 30, 2014.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital

	April 30, 2014 $	April 30, 2013 $
Current Assets	1,768	30,357
Current Liabilities	128,345	56,718
Working Capital (Deficit)	(126,577)	(26,361)

Cash Flows

	April 30, 2014 $	April 30, 2013 $
Cash Flows used in Operating Activities	(604,719)	(75,754)
Cash Flows used in Investing Activities	--	--
Cash Flows from Financing Activities	606,430	75,811
Net increase in Cash During Period	1,711	57

At April 30, 2014, we had working capital deficit of $126,577, or the amount by which our current liabilities exceed our current assets

Net cash used by operating activities for the year ended April 30, 2014 was $604,719.  Net cash used in investing activities for the year ended April 30, 2014 was $-0-.  Net cash provided by financing activities for the year ended April 30, 2013 was $606,430, generated from proceeds of sales of our common stock and loans from stockholders.

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

Item 8.  Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements of the Company are included at the end of this report commencing on page F-1.

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

Item 9A  Controls and Procedures

Disclosure Controls and Procedures

Management of Bison Petroleum, Corp. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

In light of the foregoing, once we complete a business combination with an operating entity, we plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2014. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of April 30, 2014, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•  Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•  Representative with Financial Expertise — For the year ended April 30, 2014, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•  Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•  Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes due to limiting staffing. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we complete a business combination with an operating entity, management plans to develop the following additional procedures to help address these material weaknesses:

•  We will create and refine a structure in which critical accounting policies and estimates are identified and, together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop, implement and document policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

•  We will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since as a smaller reporting company our management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Prior to April 10, 2015, our sole director and officer was Antonio Martinez-Guzman, age 69, who had served as our President, Chief Executive Officer, Chief Financial Officer and as our sole director since August 3, 2012.

Antonio. Martinez-Guzman had over 30 years of sales and managerial experience. He studied law for three years at the Granada University, where he specialized in labor relations. From 2002 – 2004 Mr. Guzman was a sales manager for MELCO, S.L. an office furniture distributor in Seville, Spain. His duties while manager included developing business plans, and monitoring the performance and development of the account executives. From 2005 until 2006, Mr. Guzman was the human resources adviser for the company Human Resources & Personnel S.L. in Malaga, Spain. Mr. Guzman’s responsibilities at this firm were providing assistance to management and staff on human resource policies, procedures, and enterprise agreements. In 2007 Mr. Guzman accepted a position as managing director with Vecinos De Benalmadena, S.L., a local newspaper in Malaga, Spain. While with the newspaper, Mr. Guzman was responsible for the commercial aspects and the overall business policy of the newspaper. From 2010 to present, Mr. Guzman has maintained a consulting relationship with the newspaper.

For information concerning our current directors and executive officers, see our Current Report on Form 8-K/A filed on May 19, 2015.

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Our Board of Directors does not have an audit, compensation, nominating or other committees.

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon our review of filings of beneficial ownership reports and our stock ownership records, we have concluded that Antonio Martinez-Guzman, who became an executive officer and director on August 3, 2012, did not file a Form 3 until August 22, 2013, at which time he reported his ownership of our common stock, including 12,000,000 shares he acquired on April 24, 2013 and an additional 8,000,000 shares he received in lieu of compensation on May 29, 2013.  No other person was required to file beneficial ownership reports during our fiscal year ended April 30, 2014.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, our only executive officer during the fiscal year ended April 30, 2014, for services rendered in all capacities to us.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Antonio Martinez-Guzman, President, CEO
	2014	-0-	-0-	285,000	-0-	-0-	-0-	130,000	415,000
	2013	-0-	-0-	-0-	-0-	-0-	-0-	65,022	65,022

(1) Includes amounts paid for consulting services, and expenses paid on behalf of the Company.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2014.

Director Compensation

Our directors receive no extra compensation for their service on our board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change in Control

On April 24, 2013, Antonio Martinez-Guzman acquired 12,000,000 shares of the Company’s common stock, representing approximately 38.79% of the outstanding shares of common stock, from Merlyn Kirk, our founder and then President, Treasurer and sole director, for a purchase price of $17,000 pursuant to a Stock Purchase Agreement.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2014 by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. As of April 30, 2014, we had outstanding 41,833,335 shares of common stock. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Directors and Executive Officers: Antonio Martinez-Guzman 7970 Fredericksburg Road, Suite 101 #65, San Antonio, Texas 78224	20,000,000	47.81%
All Directors and Officers as a Group (one person)	20,000,000	47.81%

For information concerning the ownership of our common stock by our directors and executive officers, and persons owning more than five percent of our outstanding shares of common stock after the Yinhang Acquisition, see our Current Report on Form 8-K/A filed on May 19, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows. No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing. As of April 30, 2014 and April 30, 2013, the Company was indebted to the stockholder in the amount of $117,865 and $52,217, respectively.

On April 23, 2015, Antonio Martinez-Guzman, the Company’s President, forgave indebtedness payable to him in the amount of $208,085, which consisted of a loan, accrued interest, accrued management fees and expenses paid on behalf of the Company.

Director Independence

We do not have any independent directors (as that term is defined by the rules of The Nasdaq Stock Market) since our only director is an executive officer of the Company.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Year Ended April 30,	Year Ended April 30
	2014	2013
Audit fees	$ 20,350	$ 18,550
Audit related fees	---	---
Tax fees	1,800	1,800
All other fees	---	---

Audit Fees

During the fiscal years ended April 30, 2014, we incurred approximately $20,350 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2014.

During the fiscal year ended April 30, 2013, we incurred approximately $18,550 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2013 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $1,800 and $1,800, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference herein to our Registration Statement on Form S-1 (Registration No. 333-167879) filed on June 30, 2010 (the “Registration Statement”)).
3.1(a)	Amended Articles of Incorporation (incorporated by reference herein to our Current Report on Form 8-K filed on June 5, 2013).
3.2	Bylaws (incorporated by reference herein to the Registration Statement).
3.2(a)	Amended Bylaws (incorporated by reference herein to our Current Report on Form 8-K filed on July 8, 2012).
10.1	Informal Agreement between the Company and its president Merlyn Kirk (incorporated by reference herein to Amendment No. 11 to our Registration Statement on Form S-1 filed on February 9, 2012).
10.2	Form of Private Placement Agreement, dated January 7, 2013 (incorporated by reference herein to our Current report on Form 8-K filed on January 7, 2013).
10.3	Form of Private Placement Agreement, dated April 18, 2013 (incorporated by reference herein to our Current Report on Form 8-K filed on April 18, 2013).
10.4	Form of Private Placement Agreement, dated May 6, 2013 (incorporated by reference herein to our Current Report on Form 8-K filed on May 8, 2013).
16.1	Letter from Former Accountant Child, Van Wagoner & Bradshaw, PLLC dated September 6, 2012(incorporated by reference herein to our Current Report on Form 8-K/A filed on September 10, 2012).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bison Petroleum, Corp.
Date:	June 4, 2015	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

		By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)

BISON PETROLEUM, CORP.

TABLE OF CONTENTS

As of April 30, 2014

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bison Petroleum, Corp.

We have audited the accompanying balance sheets of Bison Petroleum, Corp. (the “Company”) as of April 30, 2014 and 2013, and the related  statements of operations,  stockholders’ equity (deficit), and cash flows for the  years ended April 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bison Petroleum, Corp. as of April 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended April 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC                                                                                         5296 S. Commerce Dr

Salt Lake City, Utah                                                                                                           Suite 300

June 1, 2015                                                                                                                         Salt Lake City, Utah 84107

                                                                                                                                              USA

                                                                                                                                              (T) 801.281.4700

                                                                                                                                              (F) 801.281.4701

                                                                                                                                              abcpas.net

BISON PETROLEUM, CORP.
BALANCE SHEETS

	April 30,	April 30,
	2014	2013
ASSETS

Current Assets

Cash or Cash Equivalents	$1,768	$57
Stock Subscription Receivable	-	30,000
Prepayments	-	300
Total current assets	1,768	30,357

TOTAL ASSETS	$1,768	$30,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$2,980	$4,501
Accounts payable - officer	7,500	40,782
Loans from stockholders	117,865	11,435
Total current liabilities	128,345	56,718

TOTAL LIABILITIES	128,345	56,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 41,883,335 and 30,933,336
shares issued and outstanding, respectively	41,883	30,933
Additional paid in capital	1,532,585	122,535
Retained deficit	(1,701,045)	(179,829)

TOTAL STOCKHOLDERS' DEFICIT	(126,577)	(26,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,768	$30,357

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	Year Ended April 30, 2014	Year Ended April 30, 2013

INCOME	$-	$-

OPERATING EXPENSES
Accounting	20,350	17,070
Oil and gas lease expense	951,000	-
Legal Expenses	30,623	25,022
Administrative expenses	104,243	11,745
Officer compensation expense	415,000	60,000
Total Operating Expenses	1,521,216	113,837

OTHER INCOME AND (EXPENSES)
Finance charges	-	(131)
Total Other Income and (Expenses)	-	(131)
NET LOSS BEFORE INCOME TAXES	(1,521,216)	(113,968)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,521,216)	$(113,968)

Weighted Average Number of Shares Outstanding	40,021,599	29,241,279

Net Loss Per Share	$(0.04)	$(0.00)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED APRIL 30, 2014 AND 2013

	Common Stock		Additional Paid in	Retained	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, April 30, 2012	28,800,000	$28,800	$7,200	$(65,861)	$(29,861)

Sale of 1,333,336 shares at $0.0375 per share on January 7, 2013	1,333,336	1,333	48,667		50,000
Sale of 800,000 shares at $0.0375 per share on April 17, 2013	800,000	800	29,200		30,000
Forgiveness of debt			37,468		37,468
Net loss	-	-	-	(113,968)	(113,968)

Balance, April 30, 2013	30,933,336	30,933	122,535	(179,829)	(26,361)

Sale of 266,664 shares at $0.0375 per share on May 6, 2013	266,664	267	9,733		10,000
Issuance of 8,000,000 shares at $0.0375 per share on May 28, 2013 for debt and services	8,000,000	8,000	292,000		300,000
Sale of 166,667 shares at $0.30 per share on July 23, 2013	166,667	167	49,833		50,000
Issuance of common stock for oil and gas property	1,000,000	1,000	539,000		540,000
Sale of 166,667 shares at $0.30 per share on September 18, 2013	166,667	167	49,833		50,000
Sale of 166,667 shares at $0.30 per share on October 10, 2013	166,667	166	49,834		50,000
Sale of 333,334 shares at $0.30 per share on November 18, 2013	333,334	333	99,667		100,000
Sale of 200,000 shares at $0.30 per share on December 12, 2013	200,000	200	59,800		60,000
Issuance of common stock for oil and gas property	150,000	150	110,850		111,000
Sale of 500,000 shares at $0.30 per share on January 22, 2014	500,000	500	149,500		150,000
Net loss	-	-	-	(1,521,216)	(1,521,216)

Balance, April 30, 2014	41,883,335	$41,883	$1,532,585	$(1,701,045)	$(126,577)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2014 and 2013

	Year Ended April 30, 2014	Year Ended April 30, 2013
Cash used in operating activities:
Net loss	$(1,521,216)	$(113,968)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services	285,000	-
Stock issued for oil and gas lease expense	651,000	-

Changes in Assets and Liabilities
Increase (decrease) in accounts payable	(1,521)	(2,268)
Increase (decrease) in accounts payable - officer	(18,282)	40,782
Decrease (increase) in prepayments	300	(300)
Net cash used in operating activities	(604,719)	(75,754)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	30,000	50,000
Sale of common stock	470,000	-
Loans from stockholders	106,430	25,811
Net Cash Provided by Financing Activities	606,430	75,811
Net Increase in Cash and Cash Equivalents	1,711	57

Cash and Cash Equivalents - Beginning	57	-

Cash and Cash Equivalents - End	$1,768	$57

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-
Common stock subscription	$-	$-
Stock issued for Debt	$15,000	$-

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

NOTES TO FINANCIAL STATEMENTS

April 30, 2014

_____________________________________________________________________________________________

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $1,768 and $57 as of April 30, 2014 and April 30, 2013, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of shares upon exercise.  The Company has no potentially dilutive securities such as options, warrants, or convertible bonds currently issued and outstanding.  Consequently basic and diluted shares are the same, as presented in the Statements of Operations. The income (loss) per share calculation and weighted average shares calculation take into account the forward stock split discussed in Note 4.

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

Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2015-09.  None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through April 30, 2014, the fair value of services and office space provided without cost are estimated to be nil.

Reclassification

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through April 30, 2014 of approximately $1,701,045 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $595,366 were offset by the valuation allowance.

The Company has no tax positions at April 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to April 30, 2014, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at April 30, 2014.  All tax years starting from 2010 are open for examination.

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of April 30, 2014, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

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

On May 29, 2013, the Company issued 8,000,000 shares valued at $0.0375 per share ($300,000) to its President for services rendered and payment of $15,000 of accrued compensation.

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

On December 12, 2013, the Company issued a total of 150,000 shares of common stock to Nelan for mining leases valued at $0.74 per share for a total of $111,000.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of April 30, 2014, is $117,865.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities. $100,000 of the loan, payable April 11, 2015, together with accrued interest at 5% per annum, is payable at $0.30 per share at the option of the Company.

NOTE 6 - LEASE COMMITMENT

We have entered into a Lease Agreement for a monthly rent of $700 on a small centralized corporate office space in Salt Lake City, Utah, with related functional services, for the period from July 11, 2013, through July 31, 2014.  $7,961 was paid for rent and service retainer related to this space during the year ended April 30, 2014.

NOTE 7- GOING CONCERN

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2014, the Company’s President rendered invoices of $130,000 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received $122,500 during the year to April 30, 2014, leaving an unpaid balance of $7,500, shown on the balance sheet as accounts payable –officer. The president also received compensation of $285,000 in shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements were issued. See the Preliminary Note at the beginning of this report for a discussion of subsequent events, which are incorporated herein by reference. In addition, on April 23, 2015, the former President of the Company forgave indebtedness payable to him in the amount of $208,085, which consisted of a loan, accrued interest, accrued management fees and expenses paid on behalf of the Company.