Form 10-Q
period 2014-07-31
BISON PETROLEUM, CORP.
filed 2015-06-04
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

86 10 6250 6999

 (Registrant’s Telephone Number, including area code)

2825 E. Cottonwood Park, Suite 544

Salt Lake City, Utah 84121

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ ]   No [ X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of May 30, 2015, we had outstanding 800,000,000 shares of common stock.

Preliminary  Note

On April 10, 2015, Antonio Martinez-Guzman, President and CEO of Bison, the owner of 20,000,000 shares, representing approximately 47.75%, of the common stock of Bison Petroleum, Corp. (“Bison” or the “Company”), Nelan Advisors Corp., the owner of 3,749,999 shares, representing approximately 8.95%, of the common stock of the Company, and ACR Holdings Limited, the owner of 1,333,336 shares, representing approximately 3.18%, of the common stock of the  Company, sold an aggregate of 25,083,335 shares, representing approximately 59.89% of the outstanding shares, of the Company’s common stock (the “Shares”) to Yong Xu (18,310,834 shares, representing approximately 43.72% of Bison’s then outstanding shares), Yahong Zhao (5,016,667 shares, representing approximately 11.98% of Bison’s then outstanding shares) and Yinghua Zhang (1,755,834 shares, representing approximately 4.20% of Bison’s then outstanding shares) for a total purchase price of $160,000, or $0.006 per Share. As a result of the sale of the Shares, Yong Xu became the principal stockholder of the Company.

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

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of July 31, 2014 and April 30, 2014	F-2

Statements of Operations for the Three Months Ended July 31, 2014 and 2013	F-3

Statements of Cash Flows for the Three Months Ended July 31, 2014 and 2013	F-4

Notes to the Unaudited Financial Statements	F-5

BISON PETROLEUM, CORP.
BALANCE SHEETS

	July 31,	April 30,
	2014	2014
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$518	$1,768
Total current assets	518	1,768

TOTAL ASSETS	$518	$1,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$8,195	$2,980
Accounts payable - officer	30,000	7,500
Loans from stockholders	120,000	117,865
Total current liabilities	158,195	128,345

TOTAL LIABILITIES	158,195	128,345

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized,
41,883,335 and 41,883,335 shares issued and outstanding, respectively	41,883	41,883
Additional paid in capital	1,532,585	1,532,585
Retained deficit	(1,732,145)	(1,701,045)

TOTAL STOCKHOLDERS' DEFICIT	(157,677)	(126,577)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$518	$1,768

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
(Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013

INCOME	$-	$-

OPERATING EXPENSES
Accounting	-	9,000
Legal Expenses	-	5,650
Administrative expenses	7,340	39,975
Officer compensation expense	22,500	285,000
Total Operating Expenses	29,840	339,625

OTHER INCOME AND (EXPENSES)
Finance charges	-	-
Interest Expense	(1,260)	-
Foreign currency exchange	-	-
Total Other Income and (Expenses)	(1,260)	-
NET LOSS BEFORE INCOME TAXES	(31,100)	(339,625)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(31,100)	$(339,625)

Weighted Average Number of Shares Outstanding	41,883,335	36,671,739

Net Loss Per Share	$(0.00)	$(0.01)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2014 and 2013
(Unaudited)

		Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
Cash used in operating activities:
Net loss		$(31,100)	$(339,625)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services		-	285,000
Changes in Assets and Liabilities
Increase (decrease) in accounts payable		5,215	(4,168)
Interest in Interest Payable - Officer		1,260	-
Increase (decrease) in accounts payable - officer		22,500	(1,157)
Decrease (increase) in prepayments		-	300
Net cash used in operating activities		(2,125)	(59,650)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable		-	30,000
Sale of common stock		-	60,000
Loans from stockholders		875	30
Net Cash Provided by Financing Activities		875	90,030
Net Increase (Decrease) in Cash and Cash Equivalents		(1,250)	30,380

Cash and Cash Equivalents - Beginning		1,768	57

Cash and Cash Equivalents - End		$518	$30,437

Supplemental disclosures:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

Non-cash financing activities:
Loans contributed to capital		$-	$-
Common stock subscription		$-	$-
Stock issued for Debt	$		$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $518 as of July 31, 2014 and $1,768 as of April 30, 2014.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through July 31, 2014, the fair value of services and office space provided without cost are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through July 31, 2014 of approximately $1,732,145 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $606,250 were offset by the valuation allowance.

The Company has no tax positions at July 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to July 31, 2014, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at July 31, 2014.  All tax years starting from 2010 are open for examination.

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

As of July 31, 2014, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

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

On May 29, 2013, the Company issued a total of 8,000,000 shares of common stock to Antonio Martinez-Guzman, its sole officer and director, valued at $300,000 or $0.0375 per share as payment for services rendered to the Company. $15,000 was for payment of prior services and $285,000 was for services in the year ended April 30, 2014.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of July 31, 2014, is $120,000.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities. $100,000 of the loan and accrued interest at 5% is payable at $0.30 per share at the option of the Company. The $100,000 is due April 11, 2015.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2014, the Company’s President rendered invoices of $22,500 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received nothing during the period to July 31, 2014, leaving an unpaid balance of $30,000, shown on the balance sheet as accounts payable – officer.

NOTE 8 - COMMITMENTS

The Company has entered into a lease agreement for a monthly rent of $700 on an office space and $3,328 was paid or accrued for rent and service retainer during the quarter. The lease terminated on July 31, 2014.

NOTE 9 - SUBSEQUENT EVENTS

See the Preliminary Note at the beginning of this report for a discussion of subsequent events which are incorporated herein by reference. In addition, on April 23, 2015, the former president forgave debt in the amount of $208,085. The amounts consisted of a loan, accrued interest, accrued management fees and expenses paid on behalf of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 9, 2013, we acquired 12 oil and gas leases issued by the State of Wyoming. On December 12, 2013, the Company acquired certain oil and gas leases issued by the State of Montana.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2014, Compared to the Three Months Ended July 31, 2013

During the three months ended July 31, 2014, and 2013, we had income of $0.  Operating expenses during the three months ended July 31, 2014, were $29,840, compared to $339,625, during the three months ended July 31, 2013.  The decrease in operating expenses during the three months ended July 31, 2014, was directly related to decreased operations resulting in decreased officer compensation, oil and gas lease expense and legal and accounting fees. Administrative expenses also decreased substantially during the three months ended July 31, 2014. We accrued $1,260 of interest expense for the quarter ended July 31, 2014 ($0 in 2013). We had a net loss during the three months ended July 31, 2014, of $31,100, compared to $339,625 for the same period in 2013.

Liquidity

We had cash at July 31, 2014, of 518.  At July 31, 2014, we had a negative working capital of $157,677, compared to a negative working capital of $126,577 at April 30, 2014.

Capital Resources

During the three months ended July 31, 2014, operating activities used net cash of $2,125, compared to $59,650 net cash used in the three months ended July 31, 2013.

During the three months ended July 31, 2014, we received cash from financing activities of $875, all of which came from loans from stockholders, as compared to $90,030 provided in financing activities for the three months ended July 31, 2013, coming from proceeds from stock subscriptions, sale of common stock, and loans from stockholders.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended July 31, 2014.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II - OTHER INFORMATION

Item 6. Exhibits.

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