Form 10-Q
period 2014-10-31
BISON PETROLEUM, CORP.
filed 2015-06-04
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of October 31, 2014 and April 30, 2014	F-2

Statements of Operations for the Three and Six Months Ended October 31, 2014 and 2013	F-3

Statements of Cash Flows for the Six Months Ended October 31, 2014 and 2013	F-4

Notes to the Unaudited Financial Statements	F-5

BISON PETROLEUM, CORP.
BALANCE SHEETS

	October 31,	April 30,
	2014	2014
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$346	$1,768
Total current assets	346	1,768

TOTAL ASSETS	$346	$1,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$8,718	$2,980
Accounts payable - officer	52,500	7,500
Loans from stockholders	121,260	117,865
Total current liabilities	182,478	128,345

TOTAL LIABILITIES	182,478	128,345

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 41,883,335
and 41,883,335 shares issued and outstanding, respectively	41,883	41,883
Additional paid in capital	1,532,585	1,532,585
Retained deficit	(1,756,600)	(1,701,045)

TOTAL STOCKHOLDERS' DEFICIT	(182,132)	(126,577)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346	$1,768

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
(Unaudited)
	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Six Months Ended October 31, 2014	Six Months Ended October 31, 2013

INCOME	$-	-	$-	-

OPERATING EXPENSES
Accounting	-	3,600	-	12,600
Oil and gas lease expense	-	540,000	-	540,000
Legal Expenses	-	8,094	-	13,744
Administrative expenses	695	13,508	8,035	53,483
Officer compensation expense	22,500	85,000	45,000	370,000
Total Operating Expenses	23,195	650,202	53,035	989,827

OTHER INCOME AND (EXPENSES)
Interest expense	(1,260)	-	(2,520)	-
Foreign currency exchange	-	-	-	-
Total Other Income and (Expenses)	(1,260)	-	(2,520)	-
NET LOSS BEFORE INCOME TAXES	(24,455)	(650,202)	(55,555)	(989,827)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(24,455)	(650,202)	$(55,555)	(989,827)

Weighted Average Number of Shares Outstanding	41,883,335	40,379,951	41,883,335	38,530,073

Net Loss Per Share	$(0.00)	(0.02)	$(0.00)	(0.03)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 and 2013
(Unaudited)

		Six Months Ended October 31, 2014	Six Months Ended October 31, 2013
Cash used in operating activities:
Net loss		$(55,555)	$(989,827)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services		-	285,000
Stock issued for oil and gas lease expense			540,000
Changes in Assets and Liabilities
Increase (decrease) in accounts payable		5,738	304
Increase in accrued interest payable - officer		2,520	-
Increase (decrease) in accounts payable - officer		45,000	(11,275)
Decrease (increase) in prepayments		-	300
Net cash used in operating activities		(2,297)	(175,498)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable		-	30,000
Sale of common stock		-	160,000
Loans from stockholders		875	30
Net Cash Provided by Financing Activities		875	190,030
Net Increase in Cash and Cash Equivalents		(1,422)	14,532

Cash and Cash Equivalents - Beginning		1,768	57

Cash and Cash Equivalents - End		$346	$14,589

Supplemental disclosures:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

Non-cash financing activities:
Loans contributed to capital		$-	$-
Common stock subscription		$-	$-
Stock issued for Debt	$		$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2014

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $346 as of October 31, 2014 and $1,768 as of April 30, 2014.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through October 31, 2014, the fair value of services and office space provided without cost are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through October 31, 2014 of approximately $1,756,600 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $614,810 were offset by the valuation allowance.

The Company has no tax positions at October 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to October 31, 2014, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at October 31, 2014.  All tax years starting from 2010 are open for examination.

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

As of October 31, 2014, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of October 31, 2014, is $121,260.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities. $100,000 of the loan and accrued interest at 5% is payable at $0.30 per share at the option of the Company. The $100,000 is due April 11, 2015.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended October 31, 2014, the Company’s President rendered invoices of $45,000 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received nothing and during the period to October 31, 2014, leaving an unpaid balance of $52,500, shown on the balance sheet as accounts payable – officer.

NOTE 8 - COMMITMENTS

The Company terminated its lease agreement. $3,328 was paid or accrued for rent and service retainer during the six months to October 31, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended October 31, 2014, Compared to the Three Months Ended October 31, 2013

During the three months ended October 31, 2014, and 2013, we had income of $0.  Operating expenses during the three months ended October 31, 2014, were $23,195, compared to $650,202, during the three months ended October 31, 2013.  The decrease in operating expenses during the three months ended October 31, 2014, was directly related to decreased operations resulting in decreased officer compensation, oil and gas lease expense and legal and accounting fees.  Administrative expenses decreased during the three months ended October 31, 2014.  We accrued $1,260 of interest expense for the quarter ended October 31, 2014 ($0 in 2013). We had a net loss during the three months ended October 31, 2014, of $24,455, compared to $650,202 for the same period in 2013.

Six Months Ended October 31, 2014, Compared to the Six Months Ended October 31, 2013

During the six months ended October 31, 2014, and 2013, we had income of $0.  Operating expenses during the six months ended October 31, 2014, were $53,035, compared to $989,827, during the six months ended October 31, 2013.  The decrease in operating expenses during the six months ended October 31, 2014, was directly related to decreased oil and gas lease expenses and decreased accounting and legal fees as the company was unable to prepare financials statements. Administrative expenses also decreased during the six months ended October 31, 2014.  We accrued $2,520 of interest expense for the six months ended October 31, 2014 ($0 in 2013). We had a net loss during the six months ended October 31, 2014, of $55,555, compared to $989,827 for the same period in 2013.

Liquidity

We had cash at October 31, 2014, of $346.  At October 31, 2014, we had a negative working capital of $182,132, compared to negative working capital of $126,577 at April 30, 2014.

Capital Resources

During the six months ended October 31, 2014, operating activities used net cash of $2,297, compared to $175,498 net cash used in the six months ended October 31, 2013.

During the six months ended October 31, 2014, we received cash from financing activities of $875, coming from loans from stockholders, as compared to $190,030, coming from proceeds from stock subscriptions, sale of common stock, and loans from stockholders for the six months ended October 31, 2013.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended October 31, 2014.

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