Form 10-Q
period 2015-01-31
BISON PETROLEUM, CORP.
filed 2015-06-04
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [   ]   No [X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Bison Petroleum, Corp.

Balance Sheets as of January 31, 2015 and April 30, 2014	F-2

Statements of Operations for the Three and Nine Months Ended January 31, 2015 and 2014	F-3

Statements of Cash Flows for the Nine Months Ended January 31, 2015 and 2014	F-4

Notes to the Unaudited Financial Statements	F-5

BISON PETROLEUM, CORP.
BALANCE SHEETS

	January 31,	April 30,
	2015	2014
ASSETS	(Unaudited)

Current Assets

Cash or Cash Equivalents	$175	$1,768
Total current assets	175	1,768

TOTAL ASSETS	$175	$1,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$9,347	$2,980
Accounts payable - officer	75,000	7,500
Loans from stockholders	122,521	117,865
Total current liabilities	206,868	128,345

TOTAL LIABILITIES	206,868	128,345

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 800,000,000 shares authorized, 41,883,335
and 41,883,335 shares issued and outstanding, respectively	41,883	41,883
Additional paid in capital	1,532,585	1,532,585
Retained deficit	(1,781,161)	(1,701,045)

TOTAL STOCKHOLDERS' DEFICIT	(206,693)	(126,577)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$175	$1,768

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
(Unaudited)
	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Nine Months Ended January 31, 2015	Nine Months Ended January 31, 2014

INCOME	$-	-	$-	-

OPERATING EXPENSES
Accounting	-	4,950	-	17,550
Oil and gas lease expense	-	411,000	-	951,000
Legal Expenses	-	14,225	-	27,969
Administrative expenses	801	38,747	8,836	92,230
Officer compensation expense	22,500	22,500	67,500	392,500
Total Operating Expenses	23,301	491,422	76,336	1,481,249

OTHER INCOME AND (EXPENSES)
Interest expense	(1,260)	-	(3,780)	-
Foreign currency exchange	-	-	-	-
Total Other Income and (Expenses)	(1,260)	-	(3,780)	-
NET LOSS BEFORE INCOME TAXES	(24,561)	(491,422)	(80,116)	(1,481,249)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(24,561)	(491,422)	$(80,116)	(1,481,249)

Weighted Average Number of Shares Outstanding	41,883,335	41,207,248	41,883,335	39,422,465

Net Loss Per Share	$(0.00)	(0.01)	$(0.00)	(0.04)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 and 2014
(Unaudited)

	Nine Months Ended January 31, 2015	Nine Months Ended January 31, 2014
Cash used in operating activities:
Net loss	$(80,116)	$(1,481,249)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Stock issued for services	-	285,000
Stock issued for oil and gas lease expense		651,000
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	6,367	13,348
Increase in accrued interest payable - officer	3,780	-
Increase (decrease) in accounts payable - officer	67,500	(18,281)
Increase (decrease) in oil & gas liability		200,000
Decrease (increase) in prepayments	-	300
Net cash used in operating activities	(2,469)	(349,882)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	-	30,000
Sale of common stock	-	320,000
Loans from stockholders	876	30
Net Cash Provided by Financing Activities	876	350,030
Net Increase in Cash and Cash Equivalents	(1,593)	148

Cash and Cash Equivalents - Beginning	1,768	57

Cash and Cash Equivalents - End	$175	$205

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Loans contributed to capital	$-	$-
Common stock subscription	$-	$-
Stock issued for Debt	$-	$15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $175 as of January 31, 2015 and $1,768 as of April 30, 2014.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through January 31, 2015, the fair value of services and office space provided without cost are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through January 31, 2015 of approximately $1,781,161 will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $623,406 were offset by the valuation allowance.

The Company has no tax positions at January 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to January 31, 2015, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at January 31, 2015.  All tax years starting from 2010 are open for examination.

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

As of January 31, 2015, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

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

The Company’s President and sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of January 31, 2015, is $122,521.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities. $100,000 of the loan and accrued interest at 5% is payable at $0.30 per share at the option of the Company. The $100,000 is due April 11, 2015.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended January 31, 2015, the Company’s President rendered invoices of $67,500 to the Company for Consulting Services and expenses paid on behalf of the Company. The President received nothing and during the period to January 31, 2015, leaving an unpaid balance of $75,000, shown on the balance sheet as accounts payable – officer.

NOTE 8 - COMMITMENTS

The Company terminated its lease agreement. $3,328 was paid or accrued for rent and service retainer during the nine months to January 31, 2015.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2015, Compared to the Three Months Ended January 31, 2014

During the three months ended January 31, 2015, and 2014, we had revenue of $0.  Operating expenses during the three months ended January 31, 2015, were $23,301, compared to $491,422, during the three months ended January 31, 2014.  The decrease in operating expenses during the three months ended January 31, 2015, was directly related to decreased operations resulting in decreased officer compensation, oil and gas lease expense and legal and accounting fees.  Administrative expenses decreased during the three months ended January 31, 2015, due to decreased company activity. We accrued $1,260 of interest expense during the quarter ended January 31, 2015($0 in 2014)  We had a net loss during the three months ended January 31, 2015, of $24,561, compared to $491,422 for the same period in 2014.

Nine Months Ended January 31, 2015, Compared to the Nine Months Ended January 31, 2014

During the nine months ended January 31, 2015, and 2014, we had revenue of $0.  Operating expenses during the nine months ended January 31, 2015, were $76,336, compared to $1,481,249, during the nine months ended January 31, 2014.  The decrease in operating expenses during the nine months ended January 31, 2015, was directly related to decreased operations resulting in decreased officer compensation, oil and gas lease expense and legal and accounting fees.  Administrative expenses decreased during the nine months ended January 31, 2015, due to decreased company activity. We accrued $3,780 of interest expense for the nine months ended January 31, 2015 ($0 in 2014). We had a net loss during the nine months ended January 31, 2015, of $80,116, compared to $1,481,249 for the same period in 2014.

Liquidity

We had cash at January 31, 2015, of $175.  At January 31, 2015, we had a negative working capital of $206,693, compared to negative working capital of $126,577 at April 30, 2014.

Capital Resources

During the nine months ended January 31, 2015, operating activities used net cash of $2,469, compared to $349,882, net cash used in the nine months ended January 31, 2014.

During the nine months ended January 31, 2015, we received cash from financing activities of $876, coming from loans from stockholders, as compared to $350,030 provided in financing activities for the nine months ended January 31, 2014, from stock subscriptions, sale of common stock, and loans from stockholders.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended January 31, 2015.

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