Form 10-K
period 2015-04-30
BISON PETROLEUM, CORP.
filed 2015-07-23
CIK 1494722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

_______________________

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2014, the last day of the second quarter of the fiscal year covered by this report, based upon the closing price of our common stock on that date ($0.11), was $2,401,667.

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of June 30, 2015 was 800,000,000.

Documents Incorporated by Reference: None

BISON PETROLEUM, CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended April 30, 2015

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

As a result of the Share Exchange, Yinhang became our wholly-owned subsidiary (which has subsequently been merged into our company), and we now own all of the outstanding capital stock of Yinhang HK, , which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.

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

For accounting purposes, the acquisition will be accounted for as a reverse acquisition and has been treated as a recapitalization of Bison effected by a share exchange, with Yinhang as the accounting acquirer.  Since none of Yinhang, Yinhang HK or Huashang had operations prior to February 5, 2015, the combined historical financial statements of Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, which it controls through the VIE Agreements are now the historical financial statements of the registrant, Bison. The assets and liabilities of Huashangjie, UKT and Qianxian Media have been brought forward at their book value and no goodwill has been recognized.

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

Item 2. Properties

Prior to the Share Exchange, we did not own any property, real or otherwise, except our leasehold interest in certain oil and gas leases described in Item 1 above.  We leased office space in Salt Lake City, Utah for a monthly rent of $700 under a Lease Agreement for the period from July 11, 2013, through July 31, 2014.  During the year ended April 30, 2015 and 2014, we had $3,780 and $7,961 for rent expense and related services.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Pink Limited under the symbol “BISN.

The following table sets forth the high and low closing prices for our Common Stock per quarter as reported by OTC Markets for the periods indicated.

Fiscal Year Ended April 30,		Closing Prices
		High	Low
2014	Q/E 7/31/2013	0.80	0.54
	Q/E 10/31/2013	1.66	0.80
	Q/E 1/31/2014	1.44	0.38
	Q/E 4/30/2014	0.57	0.21

2015	Q/E 7/31/2014	0.46	0.20
	Q/E 10/31/2014	0.24	0.06
	Q/E 1/31/2015	0.10	0.04
	Q/E 4/30/2015	0.15	0.03

Holders

As of July 1, 2015, there were approximately 14 holders of record, based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Exchange Act filings, we did not issue any unregistered equity securities during the year ended April 30, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended April 30, 2015.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 9, 2013, we acquired 12 oil and gas leases issued by the State of Wyoming. On December 12, 2013, the Company acquired certain oil and gas leases issued by the State of Montana. However, the oil and gas leases business was terminated in April 2015.  We entered a share exchange agreement with Yinhang Internet Technologies Development Inc. for acquiring 100% ownership interest of Yinhang and its subsidiaries, as described below:

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

As a result of the Share Exchange, Yinhang became our wholly-owned subsidiary, and we now own all of the outstanding capital stock of Yinhang HK, which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.  On June 24, 2015, we filed a certificate of merger with the Office of the Secretary of State of Nevada merging our wholly-owned subsidiary, Yinhang Internet Technologies Development, Inc., a holding company without any operations of its own, with and into our company, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

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

Year Ended April 30, 2015, Compared to the Year Ended April 30, 2014

During the years ended April 30, 2015, and 2014, we had revenue of $0.  Operating expenses during the year ended April 30, 2015, were $77,076, compared to $1,521,216, during the year ended April 30, 2014.  The decrease in operating expenses during the year ended April 30, 2015, was directly related to decreased operations resulting in decreased officer compensation, oil and gas lease expense and legal and accounting fees.  Administrative expenses decreased during the year ended April 30, 2015, due to decreased company activity. We accrued $4,918 of interest expense during the year ended April 30, 2015 ($0 in 2014).  We had a net loss during the year ended April 30, 2015, of $82,314, compared to $1,521,216 for the same period in 2014.

Liquidity

We had cash at April 30, 2015, of $0.  At April 30, 2015, we had a negative working capital of $805, compared to negative working capital of $126,577 at April 30, 2014.

Capital Resources

During the year ended April 30, 2015, operating activities used net cash of $86,811, compared to $604,719, net cash used in the year ended April 30, 2014.

During the year ended April 30, 2015, we received cash from financing activities of $85,042, coming from loans from stockholders, as compared to $606,430 provided in financing activities for the year ended April 30, 2014, from stock subscriptions, sale of common stock, and loans from stockholders.

We intend to fund future operations for the next 12 months through cash flows generated from operations since our reverse merger with Yinhang.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either debt or equity financing.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.   We believe our current resources will not enable us to continue our current planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended April 30, 2015.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Anderson Bradshaw PLLC as Principal Accountant

On May 14, 2015, we advised Anderson Bradshaw that as a result of the reverse acquisition of Yinhang Internet Technologies Development, Inc. (the “Yinhang Acquisition”) it had been dismissed as our independent registered public accounting firm.

The dismissal of Anderson Bradshaw was approved by the Board of Directors of Bison.

Anderson Bradshaw audited the financial statements of Bison as at and for the years ended April 30, 2013 and 2014, and their report thereon did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of Bison to continue as a going concern.

During the Company’s fiscal years ended April 30, 2014 and April 30, 2013, and through the date of the dismissal of Anderson Bradshaw (the “Dismissal Date”): (i) there were no disagreements between Bison and Anderson Bradshaw on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw would have caused Anderson Bradshaw to make reference to the subject matter of the disagreement in its report on Bison’s financial statements for such years or during the interim period through the Dismissal Date, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We provided Anderson Bradshaw PLLC with a copy of the foregoing disclosures in the Current Report on Form 8-K concerning its dismissal (the “Form 8-K”) and requested that Anderson Bradshaw furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Anderson Bradshaw agreed with the Company's statements in that Form 8-K. A copy of the letter furnished by Anderson Bradshaw in response to that request was filed as Exhibit 16.2 to that Form 8-K.

Engagement of MJF & Associates, APC as Principal Accountant

On May 13, 2015, upon the consummation of the Yinhang Acquisition, we engaged MJF & Associates, APC (“MJF”) as its registered independent public accountants for the fiscal year ending December 31, 2015. The decision to engage MJF was approved by our Board of Directors.

MJF has been the registered independent public accountants for Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, and during the two most recent fiscal years ended December 31, 2014 and 2013 MJF audited the combined financial statements of Huashangjie, UKT and Qianxian Media and issued an audit report thereon as at and for the years ended December 31, 2014 and 2013.

During the Company's fiscal years ended April 30, 2014 and April 30, 2013, and through the date of the Form 8-K, the Company did not consult with MJF on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MJF did not provide either a written report or oral advice to the Company that MJF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2015. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of April 30, 2015, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•  Representative with Financial Expertise — For the year ended April 30, 2015, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon our review of filings of beneficial ownership reports and our stock ownership records, we have concluded that no transactions by Officers, directors and greater than ten percent stockholders of the Company during FYE April 30, 2015 that were not reported.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, our only executive officer during the fiscal year ended April 30, 2015, for services rendered in all capacities to us.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Antonio Martinez-Guzman, President, CEO
	2015	-0-	-0-		-0-	-0-	-0-	67,500	67,500
	2014	-0-	-0-	285,000	-0-	-0-	-0-	130,000	415,000

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

Outstanding Equity Awards at Fiscal Year-End

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2015.

Director Compensation

Our directors receive no extra compensation for their service on our board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2015 by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. As of April 30, 2015, we had outstanding 41,833,335 shares of common stock. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Prior to the Yinhang Acquisition, the Company was dependent on Antonio Martinez-Guzman, its President, CEO and principal stockholder for periodic advances to fund minimal operating cash flows. The amounts advanced were temporary in nature, evidenced and secured by demand notes with no repayment terms and were non-interest bearing. As of April 30, 2014, the Company was indebted to Antonio Martinez-Guzman in the amount of $52,217.

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

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Year Ended April 30,	Year Ended April 30
	2014	2015
Audit fees	$ 20,350	8,500
Audit related fees	---	---
Tax fees	1,800
All other fees	---	---

Audit Fees

During the fiscal years ended April 30, 2014, we incurred approximately $20,350 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2014.

During the fiscal year ended April 30, 2015, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2015 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $1,800 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2014 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a)  Exhibits

Exhibit
Number	Description of Exhibit

2.1

Share Exchange Agreement, dated as of May 13, 2015, among Bison Petroleum, Corp., Yinhang Internet Technologies Development, Inc. (“Yinhang”) and the stockholders of Yinhang (incorporated by reference herein to our Current Report on Form 8-K/A filed on May 19, 2015).

3.1	Articles of Incorporation (incorporated by reference herein to our Registration Statement on Form S-1 (Registration No. 333-167879) filed on June 30, 2010 (the “Registration Statement”)).
3.1(a)	Amended Articles of Incorporation (incorporated by reference herein to our Current Report on Form 8-K filed on June 5, 2013).
3.2	Bylaws (incorporated by reference herein to the Registration Statement).
3.2(a)	Amended Bylaws (incorporated by reference herein to our Current Report on Form 8-K filed on July 8, 2012).
10.1	Informal Agreement between the Company and its president Merlyn Kirk (incorporated by reference herein to Amendment No. 11 to our Registration Statement on Form S-1 filed on February 9, 2012).
10.2	Form of Private Placement Agreement, dated January 7, 2013 (incorporated by reference herein to our Current report on Form 8-K filed on January 7, 2013).
10.3	Form of Private Placement Agreement, dated April 18, 2013 (incorporated by reference herein to our Current Report on Form 8-K filed on April 18, 2013).
10.4	Form of Private Placement Agreement, dated May 6, 2013 (incorporated by reference herein to our Current Report on Form 8-K filed on May 8, 2013).
16.1	Letter from Former Accountant Child, Van Wagoner & Bradshaw, PLLC dated September 6, 2012(incorporated by reference herein to our Current Report on Form 8-K/A filed on September 10, 2012).
16.2	Letter to the SEC from Anderson Bradshaw PLLC. (incorporated by reference herein from Exhibit 16.2 to the Company’s Current Report on Form 8-K/A filed on May 14, 2015).
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Bison Petroleum, Corp.
Date:	July 23, 2015	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

		By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)

BISON PETROLEUM, CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms	F-1 & F-2
Balance Sheets as of April 30, 2015 and 2014	F-3
Statements of Operations for the Years Ended April 30, 2015 and 2014	F-4
Statement of Changes In Stockholder’s Equity (Deficit) for the years ended April 30, 2015 and 2014	F-5
Statements of Cash Flows for the Years Ended April 30, 2015 and 2014	F-6
Notes to Financial Statements	F-7 to F-12

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bison Petroleum, Corp.

We have audited the accompanying balance sheet of Bison Petroleum, Corp. (the “Company”) as of April 30, 2014, and the related statements of operations,  stockholders’ equity (deficit), and cash flows for the year ended April 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bison Petroleum, Corp. as of April 30, 2014, and the results of its operations and its cash flows for the year ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial stat The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC

5296 S. Commerce Dr

Salt Lake City, Utah

Suite 300

June 1, 2015

Salt Lake City, Utah 84107

USA

(T) 801.281.4700

(F) 801.281.4701

abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bison Petroleum, Corp

We have audited the accompanying balance sheets of Bison Petroleum Corp as of April 30, 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Bison Petroleum Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bison Petroleum Corp as of April 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company has accumulated deficit of $1,783,359 as of April 30, 2015 and incurred an operating deficit since its inception and has no revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MJF & Associates, APC July 20, 2015, Los Angeles, California

515 S. Flower Street, Suite 3600, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

Los Angeles • San Diego • San Francisco • Dallas • New York

BISON PETROLEUM, CORP.
BALANCE SHEETS
APRIL 30, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS:
Cash and equivalents	$ -	$ 1,768

Total current assets	-	1,768

TOTAL ASSETS	$ -	$ 1,768

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 805	$ 2,980
Accounts payable - officer	-	7,500
Loans from stockholders	-	117,865

Total current liabilities	805	128,345

Total Liabilities	805	128,345

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Common stock, par $0.001, 800,000,000 shares authorized, 41,883,335 shares issued and outstanding	41,883	41,883
Additional paid in capital	1,740,671	1,532,585
Accumulated deficit	(1,783,359)	(1,701,045)

Total stockholders' deficit	(805)	(126,577)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 1,768

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF OPERATIONS

	Years ended April 30,
	2015	2014

Income	$ -	$ -

Operating expenses
Accounting		20,350
Oil and gas lease expense		951,000
Legal expenses	-	30,623
Administrative expenses	9,576	104,243
Officer compensation expense	67,500	415,000

Total operating expenses	77,076	1,521,216

Non-operating expenses
Bank charge	320
Interest expense	4,918	-

Total non-operating expense	5,238	-

Loss before income tax	(82,314)	(1,521,216)
Income tax	-	-

Net loss	$ (82,314)	$ (1,521,216)

Basic weighted average shares outstanding	41,883,335	40,021,599

Basic net loss per share	$ (0.00)	$ (0.04)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED APRIL 30, 2015 AND 2014

	Common stock		Additional	Accumulated
	Shares	Amount	paid in capital	deficit	Total
Balance at May 1, 2013	30,933,336	$30,933	$122,535	$(179,829)	$(26,361)

Sale of 266,664 shares at $0.0375 per share on May 6, 2013	266,664	267	9,733	-	10,000

Issuance of 8,000,000 shares at $0.0375 per share on May 28, 2013 for debt and services	8,000,000	8,000	292,000	-	300,000

Sale of 166,667 shares at $0.30 per share on July 23, 2013	166,667	167	49,833	-	50,000

Issuance of common stock for oil and gas property	1,000,000	1,000	539,000	-	540,000

Sale of 166,667 shares at $0.30 per share on September 18, 2013	166,667	167	49,833	-	50,000

Sale of 166,667 shares at $0.30 per share on October 10, 2013	166,667	166	49,834	-	50,000

Sale of 333,334 shares at $0.30 per share on November 18, 2013	333,334	333	99,667	-	100,000

Sale of 200,000 shares at $0.30 per share on December 12, 2013	200,000	200	59,800	-	60,000

Issuance of common stock for oil and gas property	150,000	150	110,850	-	111,000

Sale of 500,000 shares at $0.30 per share on January 22, 2014	500,000	500	149,500	-	150,000

Net loss for the year	-	-	-	(1,521,216)	(1,521,216)

Balance at April 30, 2014	41,883,335	41,883	1,532,585	$(1,701,045)	$(126,577)

Capital contribution	-	-	202,908	-	202,908

Waiver of accrued interest on loans from stockholders	-	-	5,178	-	5,178

Net loss for the year	-	-	-	(82,314)	(82,314)

Balance at April 30, 2015	41,883,335	$41,883	$1,740,671	$(1,783,359)	$(805)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (82,314)	$ (1,521,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	285,000
Stock issued for oil and gas lease expense	-	651,000
Waiver of accrued interest on loans from stockholders	5,178	-
(Increase) decrease in assets and liabilities:
Prepayments	-	300
Accounts payable	(9,675)	(1,521)
Accounts payable - officer	-	(18,282)
Net cash used in operating activities	(86,811)	(604,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscription receivable	-	30,000
Sale of common stock	-	470,000
Loans from stockholders	85,042	106,430
Net cash provided by financing activities	85,042	606,430

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(1,768)	1,711
CASH & EQUIVALENTS, BEGINNING OF YEAR	1,768	57
CASH & EQUIVALENTS, END OF YEAR	$ (0)	$ 1,768

Supplemental cash flow data:
Income tax paid	$ -	$ -
Interest paid	$ -	$ -

Supplemental disclosure of non-cash financing activity:
Debt forgiveness by former director as capital contribution	$ 208,085	$ -
Stock issued for debt	$ -	$ 15,000

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015 AND 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bison Petroleum, Corp. (f/k/a GreenChoice International, Inc.) (the “Company” or “Bison”) was incorporated on February 9, 2010, under the laws of the State of Nevada.  The business purpose of the Company was to market prefabricated log cabin type homes in countries outside North America.  The planned operations have ceased.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $0 as of April 30, 2015 and $1,768 as of April 30, 2014.

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

Recently Enacted Accounting Standards

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the US as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not affect the Company’s financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities during the initial period of operations.  The Company will recognize the fair value of services and office space so provided as contributed capital in accordance with ASC 225-10-S99-4.  From inception (February 9, 2010) through April 30, 2015, the fair value of services and office space provided without cost are estimated to be nil.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from February 9, 2010 (date of inception) through April 30, 2015 of approximately $1.78 million will begin to expire in 2031.  Using an estimated rate of 35%, deferred tax assets of approximately $0.62 million were offset by the valuation allowance.

The Company has no tax positions at April 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

During the period from February 9, 2010 (inception) to April 30, 2015, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at April 30, 2015 and 2014.  All tax years starting from 2010 are open for examination.

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

As of April 30, 2015, the Company has 800,000,000 shares of common stock authorized, par value of $.001 per share, with 41,883,335 shares issued and outstanding.

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

The Company’s former President and former sole director has advanced funds for organizational and administrative expenses.  The total of these advances as of April 23, 2015, is $202,907.  The loans are unsecured and payable on demand. Consequently, the loans are reported as current liabilities. $100,000 of the loan and accrued interest at 5% is payable at $0.30 per share at the option of the Company. The $100,000 is due April 11, 2015 with accrued interest of $5,178.

On April 23, 2015, the former President forgave debt in the amount of $208,085 as a capital contribution to the Company. The amounts consisted of a loan, accrued interest, accrued management fees and expenses paid on behalf of the Company.

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

NOTE 7 - COMMITMENTS

The Company terminated its lease agreement on July 31, 2014.  The Company recorded $3,328 rental expense for the year ended April 30, 2015.

NOTE 8 - SUBSEQUENT EVENTS

On May 13, 2015, the Company entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang”), and the stockholders of Yinhang (the “Yinhang Stockholders”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Yinhang in exchange for a total of 758,116,665 shares of the Company’s common stock (the “Share Exchange” or the “Yinhang Acquisition”).  After giving effect to the Share Exchange, the Company had outstanding 800,000,000 shares of common stock, representing all of the Company authorized shares of common stock.

As a result of the Share Exchange, Yinhang became the Company’s wholly-owned subsidiary, and the Company now owns all of the outstanding capital stock of Yinhang HK, which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.  On June 24, 2015, the Company filed a certificate of merger with the Office of the Secretary of State of Nevada merging its wholly-owned subsidiary, Yinhang, a holding company without any operations of its own, with and into our company, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

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

For accounting purposes, the acquisition of Yinhang by Bison has been accounted for as a reverse acquisition and has been treated as a recapitalization effected by a share exchange, with Yinhang as the accounting acquirer.  Since none of Yinhang, Yinhang HK or Huashang had operations prior to February 5, 2015, the combined historical financial statements of Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, which it controls through the VIE Agreements are now the historical financial statements of the registrant, Bison. The assets and liabilities of Huashangjie, UKT and Qianxian Media have been brought forward at their book value and no goodwill has been recognized.

Yinhang’s shareholders become the majority shareholders and have control of the Company and, Bison was a non-operating public shell prior to the acquisition. As a result of the acquisition of Yinhang, Bison is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, no pro forma financial information was presented since it is a recapitalization of the Company.

The following chart shows the current organizational structure of the Company:

Bison Petroleum, Corp. (a Nevada corporation)

100%

Yinhang (Hong Kong) Internet Technologies Development Limited (HK) (“Yinhang HK”)

100%

Huashang Wujie (Beijing) Internet Technology Co., Ltd. (PRC) (“Huashang” or “WFOE”)

VIE Contractual Arrangements

Beijing Huashangjie Electronic Business Service Co., Ltd. (PRC) (“Huashangjie”)	Beijing UKT Investment Management Co., Ltd. (PRC) (“UKT”)	Beijing Qianxian Media Advertising Co., Ltd. (PRC) (“Qianxian Media”)

For more detailed information concerning the foregoing transactions and the business now conducted by Bison through its variable interest entities in China, see the Company’s Current Report on Form 8-K/A filed on May 19, 2015.