Form 10-Q
period 2015-06-30
BISON PETROLEUM, CORP.
filed 2015-08-14
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]   No [X]

As of August 11, 2015, we had outstanding 800,000,000 shares of common stock.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	our expectations regarding demand for, and market acceptance of, our services;
•	our expectations regarding keeping and strengthening our relationships with merchants, manufacturers and end-users; and
•	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated, the information in this report relates to Bison Petroleum, Corp. as of the date of the financial statements included herein.

In this Quarterly Report on Form 10-Q, references to “Bison Petroleum” the “Company,” “we,” “us,” “our” and words of similar import refer to Bison Petroleum, Corp., a Nevada corporation, unless the context requires otherwise.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

BISON PETROLEUM, CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS	2015	2014
CURRENT ASSETS:
Cash and equivalents	$ 58,227	$ 1,089,755
Account receivable	13,276	-
Prepaid expenses	19,903	9,534
Other receivables and deposits	916,688	1,438,417
Advances to suppliers	151,400	250,200
Taxes receivable	157,267	203,109
Inventories, net	587,679	708,436
Advances to related parties	365,897	263,117
Prepaid commissions - current	2,209,464	2,207,515
Deferred tax assets - current, net	722,647	724,039
Total current assets	5,202,448	6,894,122
NONCURRENT ASSETS:
Property and equipment, net	150,592	197,787
Intangible assets, net	218,790	265,368
Prepaid expenses - noncurrent	275,642	-
Prepaid commissions - noncurrent	3,800,107	4,900,511
Deferred tax assets - noncurrent, net	1,477,554	1,851,231
Total non current assets	5,922,685	7,214,897
TOTAL ASSETS	$ 11,125,133	$ 14,109,019

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 31,648	$ 152,184
Unearned revenue	2,241,786	819,188
Accrued liabilities and other payables	1,494,431	1,301,713
Commissions payable	802,590	857,390
Taxes payable	979	1,025
Deferred revenue - current	5,211,964	5,207,365
Total current liabilities	9,783,398	8,338,865
NONCURRENT LIABILITIES:
Deferred revenue - noncurrent	9,710,321	12,305,434
Other payable	50,970	1,000,000
Total noncurrent liabilities	9,761,291	13,305,434
Total Liabilities	19,544,689	21,644,299
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 800,000,000 shares authorized, 800,000,000 and 558,116,667 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	800,000	558,117
Paid in capital	1,248,873	490,755
Accumulated other comprehensive loss	(32,173)	(21,867)
Accumulated deficit	(10,436,256)	(8,562,286)
Total stockholders' deficit	(8,419,556)	(7,535,280)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,125,133	$ 14,109,019

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30
	2015	2014	2015	2014

Products	$ 14,420	$ 1,398,142	$ 10,141	$ 1,260,037
Services	2,738,564	3,437,831	1,303,915	2,245,467
Net revenues	2,752,984	4,835,973	1,314,056	3,505,504

Products	2,941	325,771	56	275,044
Services	1,337,596	1,399,681	699,216	807,714
Cost of revenues	1,340,537	1,725,452	699,272	1,082,758

Gross profit	1,412,447	3,110,521	614,784	2,422,746

Operating expenses
Selling	171,369	404,874	81,486	367,450
General and administrative	2,860,438	3,160,826	1,380,717	1,599,950

Total operating expenses	3,031,807	3,565,700	1,462,203	1,967,400

Income (loss) from operations	(1,619,360)	(455,179)	(847,419)	455,346

Non-operating income (expenses)
Other income	113,711	6,095	361	2,257
Other expenses	(6,591)	(106)	(10)	(106)
Financial income	13,937	1,654	14,370	171

Total non-operating income, net	121,057	7,643	14,721	2,322
			-	-
Income (loss) before income tax	(1,498,303)	(447,536)	(832,699)	457,668
Income tax expense (benefit)	375,667	(508,466)	186,363	191,533

Net income (loss)	(1,873,970)	60,930	(1,019,062)	266,135
Foreign currency translation gain (loss)	(10,306)	190,117	(35,575)	137,516

Comprehensive income (loss)	$ (1,884,276)	$ 251,047	$ (1,054,637)	$ 403,651

Basic weighted average shares outstanding	623,598,895	558,116,667	688,361,539	558,116,667
Basic earnings (loss) per share	(0.00)	0.00	(0.00)	0.00

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,873,970)	$ 60,930
Adjustments to reconcile net loss to net cash
(used in operating activities:
Depreciation and amortization	98,562	86,491
Changes in deferred tax	376,409	(821,042)
Allowance for other receivables	81,582	-
Allowance for advance to suppliers	54,924	-
(Increase) decrease in assets:
Account receivable	(13,243)	-
Prepaid expenses	(10,334)	19,228
Other receivables and deposits	466,778	(2,643,701)
Advances to suppliers	17,273	(279,963)
Inventories	121,081	(382,996)
Prepaid commissions	1,101,992	(1,287,055)
Long term prepayment	(274,959)	-
Increase (decrease) in liabilities:
Accounts payable	(120,372)	51,135
Unearned revenue	1,418,349	238,661
Accrued liabilities and other payables	241,983	(61,103)
Commission payable	(55,420)	(283,448)
Taxes payable	45,861	(1,005,042)
Deferred revenue	(2,599,519)	4,580,367
Net cash used in operating activities	(923,023)	(1,727,539)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(1,093)	(155,933)
Purchase of intangible asset	(3,520)	(205,853)
Net cash used in investing activities	(4,613)	(361,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	78,457
Dividend payable	-	(65,436)
Advance from related parties	(102,294)	2,354,449
Net cash provided by (used in) financing activities	(102,294)	2,367,470
EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,598)	(9,791)
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(1,031,528)	268,353
CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,089,755	904,639
CASH & EQUIVALENTS, END OF PERIOD	$ 58,227	$ 1,172,992

Supplemental Cash flow data:
Income tax paid	$ -	$ -
Interest paid	$ -	$ -

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of other payable into common stock	$ 1,000,000	$ -

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2014

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

Balance at January 1, 2014	558,116,667	$558,117	$412,743	$(6,840,475)	$(38,244)	$(5,907,859)
Capital contribution			78,013			78,013
Net loss	-	-	-	(1,721,811)	-	(1,721,811)
Foreign currency translation gain	-	-	-	-	16,377	16,377

Balance at December 31, 2014	558,116,667	558,117	490,756	(8,562,286)	(21,867)	(7,535,280)
Shares issued for capital contribution	200,000,000	200,000	800,000	-	-	1,000,000
Reorganization and recapitalization	41,883,333	41,883	(41,883)	-	-	-
Net loss	-	-	-	(1,873,970)	-	(1,873,970)
Foreign currency translation loss	-	-	-	-	(10,306)	(10,306)

Balance at June 30, 2015	800,000,000	$800,000	$1,248,873	$(10,436,256)	$(32,173)	$(8,419,556)

The accompanying notes to the financial statements are an integral part of these statements.

BISON PETROLEUM, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bison Petroleum, Corp. (the “Company” or “Bison”) was incorporated on February 9, 2010, under the laws of the State of Nevada.  Yinhang Internet Technologies Development, Inc. (“Yinhang US”), is a holding company incorporated in Nevada on May 5, 2010.

On May 13, 2015, Yinhang US and its stockholders entered into a share exchange agreement, with Bison, pursuant to which Bison acquired 100% of the issued and outstanding capital stock of Yinhang US for 758,116,667 shares of Bison’s common stock. After giving effect to the Share Exchange, Bison had outstanding 800,000,000 shares of common stock, representing all of Bison’s authorized shares of common stock.  The 758,116,667 shares included the 200,000,000 shares issued to the three investors pursuant to a subscription agreement described in Note 10.

The acquisition of Yinhang US was accounted for as a recapitalization effected by a share exchange, wherein Yinhang US is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of its assets and liabilities. Yinhang US’s shareholders become the majority shareholders and have control of the Company and, Bison was a non-operating public shell prior to the acquisition. As a result of the acquisition of Yinhang US, Bison is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, no pro forma financial information was presented since it is a recapitalization of Yinhang US.

Yinhang US owns 100% of Yinhang (Hongkong) Internet Technologies Development Limited (“Yinhang HK”), a company incorporated and registered in Hong Kong on June 4, 2014 to serve as an intermediate holding company with registered capital of HKD 1,000 ($129).  On August 8, 2014, Yinhang HK incorporated HuahangWujie (Beijing) Internet Technology Co., Ltd (“HSWJ” or “WOFE”) with registered capital of $1.00 million, it is a wholly foreign-owned entity of Yinhang HK, formed under the laws of the PRC.  Through a series of Variable Interest Entities (“VIE”) agreements entered on February 5, 2015, HSWJ owned three operating entities in China: Beijing Huashangjie Electronic Business Service Co., Ltd. (“Huashangjie” or “HSJ”), Beijing UKT Investment Management Co., Ltd. (“UKT”) and Beijing Qianxian Media Advertising Co., Ltd. (“Qianxian Media”). HSJ, UKT and Qianxian Media are the entities under common control.

HSJ was incorporated on December 22, 2009 in Beijing, China.  Huashangjie provides internet information service through classified information platform, to end merchant users which advertise their products or services on HSJ’s website.

UKT was incorporated on September 1, 2011 in Beijing, China. UKT provides both physical and on-line stores to merchants and manufacturers for selling their featured products labeled with UKT trademark to online and offline customers, as well as providing hardware and software assistance to these merchants doing the business on-line.

Qianxian Media was incorporated on December 19, 2006 in Beijing, China. Qianxian Media provides advertising-supported website and magazine to publicize the information and news regarding urban and rural areas such as agriculture polices and agriculture related videos to attract advertising source income.

As a result of the Share Exchange, Yinhang US and its subsidiaries became Bison’s wholly-owned subsidiaries, which in turn Bison owns all of the outstanding capital stock of HSJ, UKT and Qianxian Media.

On June 24, 2015, we filed a certificate of merger with the Office of the Secretary of State of Nevada merging our wholly-owned subsidiary, Yinhang, a holding company without any operations of its own, with and into our company, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

The following chart shows the Company’s current corporate structure:

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

On June 11, 2015, the Company’s Board of Directors unanimously adopted, and holders of a majority of the Company’s outstanding shares of common stock approved by written consent in lieu of a meeting of stockholders, amendments to the Company’s Articles of Incorporation changing the Company’s corporate name to Yinhang Internet Technologies Development, Inc., the name of the Nevada entity which the Company acquired in the Yinhang Acquisition, reducing the Company’s authorized capital stock to 21,000,000 shares, comprised of 1 million shares of preferred stock and 20 million shares of common stock, each having  par value of $0.001, and effecting a one-for one hundred (1-for-100) reverse stock split of the Company’s common stock which will reduce the number of outstanding shares of common stock to slightly more than 8,000,000 shares.

Approval of the amendments by a written consent in lieu of a meeting of stockholders signed by the holders of a majority of the outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes. Accordingly, no proxy of the Company’s stockholders will be solicited for a vote on the approval of the amendments. However, on August 10, 2015 the Company distributed to its stockholders an Information Statement to provide them with certain information concerning the amendments in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, including particularly Regulation 14C. The certificate of amendment effecting the amendments will become effective at 5:00 p.m. Eastern Time on August 31, 2015, subject to approval by the Financial Industry Regulatory Authority, or “FINRA.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements ("CFS") are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Bison, Yinhang US and Yinhang HK are U.S. dollars (“USD”). The functional currency of HSWJ, Huashangjie, UKT, and Qianxian Media is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from RMB and presented in USD.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bison, Yinhang US, Yinhang HK, WOFE, Huashangjie, UKT, and Qianxian Media, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the consolidated financial statements.

VIE Agreement

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE (HSJ, UKT and Qianxian Media) for which the Company’s subsidiary HSWJ is the primary beneficiary.

On February 5, 2015, HSJ, UKT and Qianxian Media and their shareholders entered into a series of agreements including Management Entrustment Agreement (“MEA”), Exclusive Purchase Option Agreement, and Equity Pledge Agreement with HSWJ (or “WFOE”), and each of the shareholders of these three companies granted HSWJ an irrevocable power of attorney through the Power of Attorney Authorization Agreement to appoint HSWJ as its sole attorney-in-fact to exercise all of its rights as equity owner of these three companies. As a result of these agreements, HSWJ has the right to control and administer the financial affairs and daily operations of these three companies in all the aspects and has the right to manage and control all assets of these three companies. The equity holders of these three companies as a group have no right to make any decision about these three companies’ activities without the consent of HSWJ.  In consideration for its services, HSWJ is entitled to receive quarterly management and consulting fees equal to all after-tax profits, if any, of that quarter.  If there are no net earnings after taxes, then no fee shall be paid.  If the Companies sustain losses, they will be carried over to the next quarterly period and deducted from the next quarter’s service fee (or net earnings). These three companies have the right to require that HSWJ to pay back these three companies for the amount of any net loss incurred by these three companies for any quarterly period given such losses have not been offset against a net profit.

The term of the MEA will continue for 30 years, or until February 4, 2045, and will be extended automatically for successive 10 year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year renewal term, if WFOE notifies these three companies not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from WFOE, or (iii) upon the date WFOE acquires all of the assets, or at least 51% of the equity interests, of these three companies.

The shareholders of these three companies irrevocably granted HSWJ or its designated person an exclusive purchase option to acquire, at any time, all of the assets or outstanding shares of these three companies, to the extent permitted by PRC law.

The purchase price for the shareholders’ equity interests in these three companies was equal to the actual registered capital of these three companies, unless an appraisal is required by the laws of China. The term of each Exclusive Purchase Option Agreement is same as the term indicated in MEA.

Each shareholder of these three companies executed an irrevocable power of attorney to appoint HSWJ as its solely attorney-in-fact to exercise all of its rights as equity owner of these three companies, including but not limited to 1) attend the shareholders’ meetings of these three companies and/or sign the relevant resolutions; 2) exercise all the shareholder's rights and shareholder's voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of these three companies, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors, Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of these three companies; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

To ensure and guarantee the execution and performance of its obligation under of MEA, Exclusive Purchase Option Agreement and Power of Attorney Agreement by these three companies and each of their shareholders, each shareholder pledged to HSWJ for their full ownership interests in these three companies. If either these three companies or their equity owners are in breach of the Agreements, then HSWJ shall be entitled to require the equity owners of these three companies to transfer their equity interests in these three companies to it.

As a result of these agreements, HSWJ is considered the primary beneficiary of HSJ, UKT and Qianxian Media, and HSWJ can consolidate the results of operations of these companies, as HSWJ contractually controls the management of these Companies, and the Companies and their shareholders granted an irrevocable proxy to HSWJ or its designee, as defined by ASC Topic 810, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if that primary beneficiary of the entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a.	The legal entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity's equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c.

The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity's expected losses.

d.	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure, and none of the events listed in a-d above have occurred as of June 30, 2015.

Going Concern

The Company incurred net losses of $ 1.87 million for the six months ended June 30, 2015. The Company also had a shareholders' deficit of $8.42 million as of June 30, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The company is currently in a strategic changing of current business model to rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of village, and targets the users from village and rural area. The Company is currently test running the rural e-commerce trading platform, expects the official operation within a few months. With existing resources for the sales and marketing channels including over 8,000 agents, and huge market for internet users in the rural area, the managements expects a healthy growth of the business; the management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory mainly consists of point of sales machines, health monitoring wristwatches and tablets, etc. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method. Inventory cost includes labor and production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful life of the property or the unit of depletion method. For shorter-lived assets the straight-line method over estimated lives ranging from 3 to 7 years is used as follows:

Office Equipment	3-5 years
Furniture	7 years
Electronic Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2015 and December 31, 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company grants perpetual access to platform usage to certain customers. Revenue and commission costs for such licenses are recorded over a five-year estimated customer turnover period. This period is based on the Company's historical experience of customers’ activity.

Deferred Revenue and Prepaid Commission

HSJ provides platform-hosting services to end users which advertise their products on its website.  The end users are solicited through independent sales agents. The agents solicit end customers at their designated territories to advertise end customers’ products on HSJ’s website for a fee determined by the sales agents. The sales agents are HSJ’s customers and they pay a fee to HSJ.  However, the fees paid by the agents to HSJ are not determined by reference to the fees they receive from end users.  Some agents make periodic payments for the periods they use the HSJ’s platform service; some pay the entire fees at once, at the outset of the relationship; and others pay the entire fee over five years.  These fees are HSJ’s main revenue source. Fee received is recorded as deferred revenue and amortized over five years.

Certain agents get the right to use the platform for an agreed upon period and pay in installments over five years, even though their use right might be greater than five years. Lump sum payers and some payers which pay over five years are given the right to use the system in perpetuity assuming all amounts are paid.  HSJ provides rebates in the form of cash or points credit to sales agents ranging from 20% - 30% of the platform-usage fee. Such rebates are treated like sales commissions. HSJ paid commissions when fees are received from agents are recorded as prepaid commission; such prepaid commission is expensed when the corresponding revenue is recognized.

Cost of Revenue

Cost of revenue (“COR”) consists primarily of cost of purchasing inventory, commissions paid to sales agents and amortization of the web hosting platform cost.  Write-down of inventory to lower of cost or market is also recorded in COR.

Concentration of Credit Risk

The operations of the Company are in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy. The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company did not experienced any losses in such accounts and believe they are not exposed to any risks on their cash in these bank accounts.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities.  FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of the Company is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months ended June 30, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).  The Company did not have any dilutive shares at June 30, 2015.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company has three operating segments: 1) providing Internet platform services; 2) on-line and physical stores to sell featured products labeled with UKT trademark, and 3) providing advertising-supported website and magazine to publicize the information and news regarding urban and rural areas such as agriculture polices and agriculture related videos to attract advertising source income. These operating segments were determined based on the nature of the products offered or services provided.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.   The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for six and three months ended June 30, 2015 and 2014, and as of June 30, 2015 and December 31, 2014, respectively.

	Six Months Ended June 30,
	2015	2014
Revenue:
Internet platform services	$2,564,024	$4,141,151
On-line and physical UKT stores	13,829	500,453
Advertising income from website and magazine	175,131	194,369
Consolidated	$2,752,984	$4,835,973
Operating income (loss):
Internet platform services	$(674,379)	$(295,327)
On-line and physical UKT stores	(187,667)	1,859
Advertising income from website and magazine	(12,416)	(161,713)
WOFE and holding company	(744,898)	-
Consolidated	$(1,619,360)	$(455,179)
Net income (loss):
Internet platform services	$(926,770)	$230,839
On-line and physical UKT stores	(184,744)	10,917
Advertising income from website and magazine	(32,391)	(180,826)
WOFE and holding company	(730,065)	-
Consolidated	$(1,873,970)	$60,930
Depreciation and amortization:
Internet platform services	$86,452	$82,475
On-line and physical UKT stores	11,415	2,183
Advertising income from website and magazine	695	1,833
Consolidated	$98,562	$86,491

	Three Months Ended June 30,
	2015	2014
Revenue:
Internet platform services	$1,226,518	$2,972,149
On-line and physical UKT stores	126	432,820
Advertising income from website and magazine	87,412	100,535
Consolidated	$1,314,056	$3,505,504
Operating income (loss):
Internet platform services	$(374,854)	$513,360
On-line and physical UKT stores	(94,747)	15,109
Advertising income from website and magazine	(6,336)	(73,123)
WOFE and holding company	(371,482)	-
Consolidated	$(847,419)	$455,346
Net income (loss):
Internet platform services	$(551,973)	$325,017
On-line and physical UKT stores	(94,084)	24,030
Advertising income from website and magazine	(16,327)	(82,912)
WOFE and holding company	(356,478)	-
Consolidated	$(1,019,062)	$266,135
Depreciation and amortization:
Internet platform services	$43,306	$62,895
On-line and physical UKT stores	3,959	1,099
Advertising income from website and magazine	161	917
Consolidated	$47,426	$64,911

Total assets:	As of June 30, 2015	As of December 31, 2014
Internet platform services	$11,340,936	$13,210,486
On-line and physical UKT stores	58,073	103,881
Advertising income from website and magazine	451,236	569,223
WOFE and holding company	2,321,384	3,052,255
Intercompany elimination	(3,046,496)	(2,826,826)
Consolidated	$11,125,133	$14,109,019

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position and results of operations.

The FASB issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on the disclosures related to its consolidated financial position and results of operations.

As of June 30, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	2015	2014
Advance to third party companies	$386	$373
Other receivables	684,250	1,141,852
Advance to employees	80,182	73,914
Deposit for purchases and rents	138,972	138,858
Other	67,959	83,420
Allowance for Other receivables	(55,061)	-
Other receivables (net), prepayments and deposits	$916,688	$1,438,417

Other receivables represent payments to salesmen to perform new product Huishang E-station related marketing activities. The Company spent $0.45 million from the amounts advanced for Huishang E-station related marketing activities during the six months ended June 30, 2015.  Huishang E station is a convenience service station to provide service to local residents for their daily life needs, such as making utility bill payments, buying tickets, asking for an urgent repair for home appliances and seeking the housekeeping services.

4. INVENTORY

Inventory consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Finished goods	$603,833	$724,576
Less: Inventory impairment allowance	(16,154)	(16,140)
Total	$587,679	$708,436

5. TAXES RECEIVABLE AND PAYABLES

Taxes receivable consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Income	$104,860	$104,023
Value-added	52,407	99,086
Taxes receivable	$157,267	$203,109

Taxes payable consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Value-added	$-	$82
Other	979	943
Taxes payable	$979	$1,025

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Office equipment	$311,043	$309,674
Furniture	4,744	4,739
Electronic equipment	6,839	6,833
Total	322,626	321,246
Less: Accumulated depreciation	(172,034)	(123,459)
Net	$150,592	$197,787

Depreciation for the six months ended June 2015 and 2014 was $48,345 and $42,897, respectively.  Depreciation for the three months ended June 2015 and 2014 was $24,037 and $25,278, respectively.

7. ADVANCES TO RELATED PARTIES

Advances to related parties consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
HuaxiaDecheng	$353,474	$204,282
Shareholders	12,423	58,835
Total	$365,897	$263,117

HuaxiaDecheng (Beijing) investment funds Co., Ltd (HuaxiaDecheng) is owned by two major shareholders of the Company. The advances to HuaxiaDecheng and shareholders were payable upon demand, and bore no interest.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Information platform	$179,902	$179,743
Website	8,760	8,752
Software systems	135,769	135,649
E business station development	31,761	28,207
Total	356,192	352,351
Less: Accumulated amortization	(137,402)	(86,983)
Net	$218,790	$265,368

Amortization of intangible assets for the six months ended June 30, 2015 and 2014 was $50,217 and $43,594 respectively. Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $23,389 and $39,633, respectively.  Annual amortization for the next five years from July 1, 2015, is expected to be: $93,637; $71,716; $18,889; $10,124 and $10,124.

9. DEFERRED TAX ASSETS (LIABILITIES)

As of June 30, 2015 and December 31, 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current
Accrued expense	$178,710	$144,371
Sales return allowance	24,378	24,357
Amortization of deferred revenue	750,625	749,962
Less: valuation allowance	(203,088)	(168,728)
Deferred tax asset – current, net	750,625	749,962

Deferred tax liability - current
Amortization of platform and website	(9,251)	(7,213)
Accrued commission	(18,727)	(18,710)
Deferred tax liabilities – current	(27,978)	(25,923)

Deferred tax asset, net of deferred tax liabilities - current	$722,647	$724,039

Deferred tax asset - noncurrent
Amortization of platform and website	$225,767	$246,430
Amortization of deferred revenue	1,477,554	1,851,231
NOL	262,877	196,302
Less: valuation allowance	(488,644)	(442,732)
Deferred tax asset – noncurrent, net	$1,477,554	$1,851,231

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Deposits	$287,594	$254,214
Employee social insurance and salary payable	952,430	709,321
Accrued sales return	7,857	114,121
Advance from employees	133,538	126,148
Other payables - current	113,012	97,909
Total	$1,494,431	$1,301,713

Other Payable – Noncurrent

As of December 31, 2014, the Company had noncurrent other payable of  $1.00 million, which was the proceeds from three investors from the subscription agreement entered on March 2, 2015.  On March 2, 2015, Yinhang US entered a subscription agreement with three investors, pursuant to which the investors for $1 million purchased such portion of the equity of Yinhang US as would, upon completion of a “reverse merger”, equal 25% of the outstanding shares of the public company.  The Company issued 200,000,000 shares to the investors on May 13, 2015. These shares were part of the 758,116,667 shares issued in connection with the Share Exchange Agreement described in Note 1.

11. INCOME TAXES

The Company’s operating entities are governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  The Company’s US parent company Bison and holding company Yinhang US are incorporated in US with no business or operations.

The following table reconciles the US statutory rates to the Company’s effective tax rate for six months ended June 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.3%	9.0%
Permanent difference	0.1%	8.7%
Change in valuation allowance for deferred tax	-%	(108.6)%
Utilization of NOL	-%	-%
Valuation allowance of NOL	49.7%	11.6%
Other	-%	(0.3)%
Tax expense (benefit) per financial statements	25.1%	(113.6)%

The following table reconciles the US statutory rates to the Company’s effective tax rate for three months ended June 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	9.5%	(9.0)%
Permanent difference	-%	4.1%
Change in valuation allowance for deferred tax	-%	2.9%
Utilization of NOL	-%	-%
Valuation allowance of NOL	46.7%	3.6%
Other	0.2%	6.2%
Tax expense (benefit) per financial statements	22.4%	41.8%

The provision for income taxes expense (benefit) for the six months ended June 30, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense (benefit) – current	$(742)	$312,576
Income tax expense (benefit) - deferred	376,409	(821,042)
Total income tax expense (benefit)	$375,667	$(508,466)

The provision for income taxes expense (benefit) for the three months ended June 30, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense (benefit) – current	$(742)	$32,327
Income tax expense (benefit) - deferred	187,105	159,206
Total income tax expense (benefit)	$186,363	$191,533

12. MAJOR CUSTOMERS AND VENDORS

There were no customers that accounted for over 10% of the Company’s total sales for the six or three months ended June 30, 2015 and 2014, respectively.

There was one vendor that accounted for over 10% of the Company’s total purchases for the six months ended June 30, 2015, and three vendors that accounted for over 10% of the Company’s total purchases for the six months ended June 30, 2014.

Below is the table indicating the major vendors, which accounted for over 10% of the Company’s total purchases for the six months ended June 30, 2015 and 2014:

Suppliers	2015	2014
Supplier A	97%	50%
Supplier B	-%	18%
Supplier C	-%	12%

There was no vendor that accounted for over 10% of the Company’s total purchases for the three months ended June 30, 2015, and three vendors that accounted for over 10% of the Company’s total purchases for the three months ended June 30, 2014.

Below is the table indicating the major vendors, which accounted for over 10% of the Company’s total purchases for the three months ended June 30, 2015 and 2014:

Suppliers	2015	2014
Supplier A	-%	61%
Supplier B	-%	22%
Supplier C	-%	10%

At June 30, 2015 and December 31, 2014, total payables to these vendors were $0.

13.  STATUTORY RESERVES

Pursuant to the PRC corporate law effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the six and three months ended June 30, 2015 and 2014.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. CONTINGENCIES AND COMMITMENTS

Lease Commitment

In March 2014, the Company entered into a lease for office space which expires April 19, 2016. Minimum future lease payments at June 30, 2015 are as follows:

2016	$320,200

Total	320,200

Total rental expenses for the Company were $168,937and $169,235 for the six months ended June 30, 2015 and 2014, respectively.  Total rental expenses for the Company were $86,674 and $137,155 for the three months ended June 30, 2015 and 2014, respectively.

Employment Agreements

HSJ, UKT and Qianxian Media, were private Limited Companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of their executives was determined by its shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all the employees, including management, have executed an employment agreement with its employer operating affiliate.  Yong Xu’s employment agreement with Qianxian Media, pursuant to which he serves as Chairman, provides for an annual salary of RMB 204,000 ($33,000), and terminates on September 2, 2015. Ms. Zhou’s employment agreement with Qianxian Media, pursuant to which she serves as Chief Executive Officer, provides for an annual salary of RMB 204,000 ($33,000), and terminates on September 2, 2015. Changqing Liu’s employment agreement with Qianxian Media, pursuant to which he serves as Chief Financial Officer, provides for an annual salary of RMB 180,000 ($29,000), and terminates on June 13, 2016.

15. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On May 13, 2015, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang”) and the stockholders of Yinhang (the “Yinhang Stockholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Yinhang in exchange for a total of 758,116,667 shares of our common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, we had outstanding 800,000,000 shares of common stock, representing all of our authorized shares of common stock.  The 758,116,667 shares includes 200,000,000 shares issued to the three investors pursuant to a subscription agreement as discussed in Note 10 to the financial statements.

As a result of the Share Exchange, Yinhang became our wholly-owned subsidiary, and we now own all of the outstanding capital stock of Yinhang HK, which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.

Yinhang HK was established in Hong Kong on June 4, 2014 to serve as an intermediate holding company.  Huashang was established in the PRC on August 8, 2014, and on August 5, 2014, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Huashang by Yinhang HK.

Prior to February 5, 2015, none of Yinhang, Yinhang HK or Huashang, Yinhang’s indirect wholly-owned subsidiary and a wholly-foreign owned enterprise under PRC law, had any operations.

On February 5, 2015, Huashang entered into the VIE Agreements with each of Beijing Huashangjie Electronic Business Service Co., Ltd. (“Huashangjie” or “HSJ”), Beijing UKT Investment Management Co., Ltd. (“UKT”), and Beijing Qianxian Media Advertising Co., Ltd. (“Qianxian Media”), and their respective shareholders, pursuant to which Huashang effectively controls the operations of Huashangjie, UKT and Qianxian Media and is entitled to receive the pre-tax profits of each of Huashangjie, UKT and Qianxian Media.

Huashangjie operates an Internet information service which provides a classified information platform to end user merchants who advertise their products or services on its website. Huashangjie’s platform provides merchants with an affordable and effective marketing channel to reach a broad and targeted local consumer base. Through “3ghuashang.com” and “HS.cn” website and mobile applications, the platform contains a vast amount of credible and up-to-date local information in approximately 34 provinces, including about 8,000 counties, across diverse content categories, including housing, jobs, used goods, automotive, pets, tickets, yellow pages and other local services. Huashangjie was incorporated on December 22, 2009 in Beijing, China.

UKT operates a virtual on-line web mall (www.hs.cn/ukt), which enables merchants and manufacturers to sell their products to on-line customers through an on-line store, and provides hardware and software assistance to these merchants. UKT’s online store features green, organic merchandise and through direct cooperation with the manufacturers many featured products sold in the UKT mall carry trademarks of UKT. These products also are sold under UKT marks in “UKT” retail stores operated by local merchants. UKT charges the local store operator a trademark usage fee. UKT was incorporated on September 1, 2011 in Beijing, China.

Qianxian Media distributes a Chinese language agricultural magazine, free of charge, through distribution services provided by unaffiliated third parties and sells advertising space in the magazine and on the website “qianxianhuinong.com.” Through the magazine and its website, Qianxian Media provides information and news regarding urban and rural areas such as agriculture polices and agriculture related videos to attract advertising revenue.  Qianxian Media was incorporated on December 19, 2006 in Beijing, China.

On June 24, 2015, we filed a certificate of merger with the Office of the Secretary of State of Nevada merging our wholly-owned subsidiary, Yinhang, a holding company without any operations of its own, with and into our company, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

The chart below presents our current corporate structure:

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

On June 11, 2015, our Board of Directors unanimously adopted, and holders of a majority of our outstanding shares of common stock approved by written consent in lieu of a meeting of stockholders, amendments to our Articles of Incorporation changing our corporate name to Yinhang Internet Technologies Development, Inc., the name of the Nevada entity which we acquired in the Yinhang Acquisition, reducing our authorized capital stock to 21,000,000 shares, comprised of 1 million shares of preferred stock and 20 million shares of common stock, each having  par value of $0.001, and effecting a one-for one hundred (1-for-100) reverse stock split of our common stock which will reduce the number of our outstanding shares of common stock to slightly more than 8,000,000 shares.

Approval of the amendments by a written consent in lieu of a meeting of stockholders signed by the holders of a majority of the outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes. Accordingly, no proxy of the Company’s stockholders will be solicited for a vote on the approval of the amendments. However, on August 10, 2015 the Company distributed to its stockholders an Information Statement to provide them with certain information concerning the amendments in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, including particularly Regulation 14C. The certificate of amendment effecting the amendments will become effective at 5:00 p.m. Eastern Time on August 31, 2015, subject to approval by the Financial Industry Regulatory Authority, or “FINRA.”

Results of Operations

Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	2015		2014
	$	% of Revenue	$	% of Revenue
Products	$14,420	1%	$1,398,142	29%
Services	2,738,564	99%	3,437,831	71%
Net revenue	2,752,984	100%	4,835,973	100%

Products	2,941	0.1%	325,771	7%
Services	1,337,596	49%	1,399,681	29%
Cost of revenue	1,340,537	49%	1,725,452	36%
Gross profit	1,412,447	51%	3,110,521	64%
Operating expenses	3,031,807	110%	3,565,700	74%
Loss from operations	(1,619,360)	(59)%	(455,179)	(10)%
Non-operating income, net	121,057	4%	7,643	0.2%
Income tax expense (benefit)	375,667	13%	(508,466)	(11)%
Net Loss	$(1,873,970)	(68)%	$60,930	1%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months ended
	June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$2,564,024		$4,141,151
Cost of revenue	1,241,061	48%	1,558,050	38%
Gross profit	1,322,963	52%	2,583,101	62%
Operating expenses	1,997,342	78%	2,878,428	70%
Loss from operations	(674,379)	(26)%	(295,327)	(7)%
Non-operating income (expense), net	104,513	4%	5,356	0.1%
Income tax expense (benefit)	356,905	14%	(520,811)	(13)%
Net Loss	$(926,771)	(36)%	$230,840	6%

UKT

The following table sets forth the results of UKT on-line and physical stores, and trademark using fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months ended
	June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$13,829		$500,454
Cost of revenue	2,910	21%	70,283	14%
Gross profit	10,919	79%	430,171	86%
Operating expenses	198,586	1,436%	428,311	86%
Loss from operations	(187,667)	(1,357)%	1,860	0.37%
Non-operating income, net	2,180	16%	1,863	0.37%
Income tax expense (benefit)	(743)	(5)%	(7,194)	(1)%
Net Loss	$(184,744)	(1,336)%	$10,917	2%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media website and magazine for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months ended
	June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$175,131		$194,369
Cost of revenue	96,567	55%	97,119	50%
Gross profit	78,564	45%	97,250	50%
Operating expenses	90,981	52%	258,962	133%
Loss from operations	(12,417)	(7)%	(161,712)	(83)%
Non-operating income (expense), net	(471)	(0.3)%	424	(0.22)%
Income tax expense	19,504	11%	19,538	10%
Net Loss	$(32,392)	(18)%	$(180,826)	(93)%

Revenue

Net revenue in the six months ended June 30, 2015, was $2.75 million, consisting of $2.56 million for internet platform services, $0.01 million for net revenue from UKT on-line and physical stores and trademark user fee income of UKT, and $0.18 million for advertising income from Qianxian Media website and magazine, while net revenue in 2014, was $4.83 million, consisting of $4.14 million for internet platform services, $0.50 million for net revenue from UKT on-line and physical stores and trademark user fee income of UKT, and $0.19 million for advertising income from Qianxian Media website and magazine, an overall decrease of $2.08 million or 43%. We had $14,420 revenue from products in the six months ended June 30, 2015 comparing with $1.40 million in the same period of 2014. We had $2.74 million from internet platform and advertising income for the six months ended June 30, 2015 comparing with $$3.44 million for the same period of 2014.  The decrease in revenue from both products and services was due to the strategic changing of current business model to rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of village, and targets the users from village and rural area. Starting from 2nd quarter of 2015, the Company did not gain any new customers for current internet platform services but only maintains the existing customers as a result of switching business model. The Company is currently test running the rural e-commerce trading platform, expects the official operation within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $1.34 million in the six months ended June 30, 2015, compared to $1.73 million in the same period of 2014, COR mainly consisted of the cost of purchasing the inventory, commission paid to sales agents and amortization of the web hosting platform cost.  Write-down of inventory to lower of cost or market is also recorded in COR.  Decreased COR resulted from decreased sales during the six months ended June 30, 2015 comparing with the same period of 2014.  The COR as a percentage of revenue was 49% in the six months ended June 30, 2015, compared with 36% for 2014, due to continuously sale of certain items with lower cost as a percentage to the revenue in the six months ended June 30, 2015, these items include POS machine, health monitoring wristwatch, and Qiangbao Card, which is a prepaid gift card and is sold at 60% of the face value, can be used to make purchases at our on-line stores.

Gross Profit

Gross profit was $1.41 million in the six months ended June 30, 2015, compared to $3.11 million in 2014. Blended gross margin ratio was 51% and 64% for the six months ended June 30, 2015 and 2014 respectively. Gross margin ratio for HSJ was 52% and 62% for the six months ended June 30, 2015 and 2014, respectively; gross margin ratio for UKT was 79% and 86% for the six months ended June 30, 2015 and 2014, respectively; gross margin ratio for Qianxian Media was 45% and 50% for the six months ended June 30, 2015 and 2014, respectively.  The decrease in gross profit ratio for HSJ was mainly due to decreased sales of certain products with high profit margin as explained above; the decrease in gross profit ratio for UKT was mainly due to decreased trademark user fee, the decrease in gross margin ratio for Qianxian Media was due to decreased advertising income in the six months ended June 30, 2015.

Operating Expenses

Operating expenses were $3.03 million for the six months ended June 30, 2015, compared to $3.56 million for 2014, a decrease of $0.53 million or 15%. The decrease was mainly due to decreased sales and operation for each entity as a result of strategic change of the business model.

Non-Operating Income, net

Net non-operating income was $0.12 million for the six months ended June 30, 2015, compared to $7,643 for 2014, an increase of $0.11 million or 1484%. The increase in net non-operating income was mainly due to increased net non-operating income of $0.10 million from government support fund for HSJ, compared to the net non-operating income of $5,356 for HSJ for the same period of 2014.

Income Tax Benefit (Expense)

We had income tax expense of $375,667 for the six months ended June 30, 2015, compared to income tax benefit of $508,466 for the same period of 2014, respectively. The effective income tax rate on taxable loss for the six months ended June 30, 2015, was 25 % compared to (114)% for the six months ended June 30, 2014, the increase in income tax expense was mainly due to change in valuation allowance for NOL.

Net Loss

Our net loss for the six months ended June 30, 2015, was $1.87 million compared to net income of $0.06 million for the same period of 2014, an increase of $1.81 million or 2976%. Net loss as a percentage of revenue was (68)% in the six months ended June 30, 2015, and net income as a percentage of revenue was 1% in the same period of 2014. This increase in net loss was attributable to increased income tax expense of 0.38 million for the six months ended June 30, 2015, compared to income tax benefit of $0.51 million for the same period of 2014, as well as decreased sales.

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	2015			2014
	$		% of Revenue	$	% of Revenue
Products	$	$ 10,141	1%	$$1,260,037	36%
Services		1,303,915	99%	2,245,467	64%
Net revenue		1,314,056	100%	3,505,504	100%
Products		56	0%	275,044	8%
Services		699,216	53%	807,714	23%
Cost of revenue		699,272	53%	1,082,758	31%
Gross profit		614,784	47%	2,422,746	69%
Operating expenses		1,462,203	111%	1,967,400	56%
Loss from operations		(847,419)	(64)%	455,346	13%
Non-operating income, net		14,721	1.1%	2,322	0.06%
Income tax expense		186,363	14%	191,533	5%
Net Loss		$(1,019,062)	(78)%	$266,135	8%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months ended June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$1,226,518		$2,972,149
Cost of revenue	650,922	53%	1,008,303	34%
Gross profit	575,596	47%	1,963,846	66%
Operating expenses	950,451	77%	1,450,486	49%
(Loss) income from operations	(374,855)	(31)%	513,360	17%
Non-operating income, net	218	0.02%	614	0.02%
Income tax expense	177,338	14%	188,957	6%
Net Loss(income)	$(551,975)	(45)%	$325,017	11%

UKT

The following table sets forth the results of UKT on-line and physical stores, and trademark using fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months ended June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$126		$432,820
Cost of revenue	5	4%	25,759	6%
Gross profit	121	96%	407,061	94%
Operating expenses	94,867	75,291%	391,951	91%
Loss (income) from operations	(94,746)	(75,195)%	15,110	3%
Non-operating income (expense), net	(81)	(64)%	1,727	0.4%
Income tax benefit	(743)	(590)%	(7,194)	(2)%
Net Loss	$(94,084)	(74,670)%	$24,031	6%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media website and magazine for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months ended June 30, 2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$87,412		$100,536
Cost of revenue	48,346	55%	48,696	48%
Gross profit	39,066	45%	51,840	52%
Operating expenses	45,404	52%	124,964	124%
Loss from operations	(6,338)	(7)%	(73,124)	(72)%
Non-operating income (expense), net	(223)	(0.3)%	(19)	(0.02)%
Income tax expense	9,767	11%	9,769	10%
Net Loss	$(16,328)	(18)%	$(82,912)	(82)%

Revenue

Net revenue in the three months ended June 30, 2015, was $1.31 million, consisting of $1.23 million for internet platform services, $126 for net revenue from UKT on-line and physical stores and trademark user fee income of UKT, and $87,412 for advertising income from Qianxian Media website and magazine, while net revenue in 2014, was $3.51 million, consisting of $2.97 million for internet platform services, $0.43 million for net revenue from UKT on-line and physical stores and trademark user fee income of UKT, and $0.10 million for advertising income from Qianxian Media website and magazine, an overall decrease of $2.20 million or 63%. We had $10,141 revenue from products in the three months ended June 30, 2015 comparing with $1.26 million in the same period of 2014. We had $1.30 million from internet platform and advertising income for the three months ended June 30, 2015 comparing with $$2.25 million for the same period of 2014.  The decrease in revenue from both products and services was due to the strategic changing of current business model to rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of village, and targets the users from village and rural area. Starting from 2nd quarter of 2015, the Company did not gain any new customers for current internet platform services but only maintains the existing customers as a result of switching business model. The Company is currently test running the rural e-commerce trading platform, expects the official operation within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $0.70 million in the three months ended June 30, 2015, compared to $1.08 million in the same period of 2014, COR mainly consisted of the cost of purchasing the inventory, commission paid to sales agents and amortization of the web hosting platform cost.  Write-down of inventory to lower of cost or market is also recorded in COR.  Decreased COR resulted from decreased sales during the three months ended June 30, 2015 comparing with the same period of 2014.  The COR as a percentage of revenue was 53% in the three months ended June 30, 2015, compared with 31% for 2014, due to continuously sale of certain items with lower cost as a percentage to the revenue in the three months ended June 30, 2015, these items include POS machine, health monitoring wristwatch, and Qiangbao Card, which is a prepaid gift card and is sold at 60% of the face value, can be used to make purchases at our on-line stores.

Gross Profit

Gross profit was $0.61 million in the three months ended June 30, 2015, compared to $2.42 million in 2014. Blended gross profit ratio was 47% and 69% for the three months ended June 30, 2015 and 2014 respectively. The decrease in gross profit ratio was mainly due to decreased sales of certain products with high profit margin, decreased trademark user fee and decreased advertising income, which usually have higher profit margin, in the three months ended June 30, 2015.

Operating Expenses

Operating expenses were $1.46 million for the three months ended June 30, 2015, compared to $1.97 million for 2014, a decrease of $0.51 million or 26%. The decrease was mainly due to decreased sales and operation for each entity as a result of strategic change of the business model.

Non-Operating Income, net

Net non-operating income was $14,721 for the three months ended June 30, 2015, compared to $2,322 for 2014, an increase of $12,399.

Income Tax Expense

We had income tax expense of $186,363 for the three months ended June 30, 2015, compared to income tax expense of $191,533 for the same period of 2014, respectively. The effective income tax rate on taxable income (loss) for the three months ended June 30, 2015, was (22)% compared to 42% for the three months ended June 30, 2014, the change in income tax expense was mainly due to change in valuation allowance for NOL.

Net Loss

Our net loss for the three months ended June 30, 2015, was $1.02 million compared to net gain of $0.26 million for the same period of 2014, an increase of $1.29 million or 483%. Net loss as a percentage of revenue was (78)% in the three months ended June 30, 2015, and net gain as a percentage of revenue was 8% in the same period of 2014. This increase in net loss was mainly attributable decreased sales for the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, cash and equivalents were $58,227, compared to $1,089,755 as of June 30, 2014. At June 30, 2015, we had a working capital deficit of $4.58 million, an increase of $3.14 million from the deficit at December 31, 2014 of $1.44 million.

The Company incurred net losses of $ 1.87 million for the six months ended June 30, 2015. The Company also had a shareholders' deficit of $8.42 million as of June 30, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The company is currently in a strategic changing of current business model to rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of village, and targets the users from village and rural area. The Company is currently test running the rural e-commerce trading platform, expects the official operation within a few months. With existing resources for the sales and marketing channels including over 8,000 agents, and huge market for internet users in the rural area, the managements expects a healthy growth of the business; the management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014, respectively.

	Six Months ended June 30, 2015	2014
Net cash used in operating activities	$(923,023)	$(1,727,539)
Net cash used in investing activities	$(4,613)	$(361,787)
Net cash provided by (used in) financing activities	$(102,294)	$2,367,470

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $0.92 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $1.73 million in the same period of 2014. The decrease of cash outflow from operating activities for the six months ended June 30, 2015 was principally attributed to decreased payment for tax payable by $1.05 million, increased payment received for unearned revenue by $1.18 million, and increased cash inflow from other receivables by $3.11 million and increased prepaid commission by $2.39 million, despite we had increased net loss by 1.93 million.

Net cash used in investing activities

Net cash used in investing activities was $4,613 for the six months ended June 30, 2015, compared to cash used in investing activities of $0.36 million for the same period of 2014. We only paid $3,520 for acquisition of intangible assets and 1,093 for acquisition of fixed assets in the six months ended June 30, 2015, compared to $155,933 for acquisition of equipment and $205,853 for acquisition of intangible assets in the six months ended June 30, 2014.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $0.10 million for the six months ended June 30, 2015, compared to $2.37 million net cash provided by financing activities in 2014.  The net cash used in financing activities in six months ended June 30, 2015 was due to advances to related parties of $0.1 million, while in the same period of 2014, we had advance from related parties of $2.35 million and capital contribution of $78,457, partially offset with payment for dividend of $65,436.

Contractual Obligations

We have no long-term fixed contractual obligations or commitments.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our combined financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an uncombined entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any uncombined entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our combined financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our combined financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred a net loss of $1.87 million for the six months ended June 30, 2015. We also had a working capital deficit of $4.58 million as of June 30, 2015. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Companies plans to develop retail store sales by opening additional stores, leading and connecting on-line customers to the actual retail stores, and also integrating the on-line and retail store customers.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Revenue Recognition

The Companies’ revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Revenues are recognized when a formal arrangement exists, which is generally represented by a contract between the Companies and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Companies exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company grants perpetual access to platform usage to certain customers. Revenue and commission costs relating to such licenses are recorded over a 5-year estimated turnover period based on the Company's historical experience of customers’ activity.

Deferred Revenue and Prepaid Commission

HSJ provides platform-hosting services to end users which advertise their products on its website.  The end users are solicited through independent sales agents. The agents solicit end customers at their designated territories to advertise end customers’ products on HSJ’s website for a fee determined by the sales agents. The sales agents are HSJ’s customers and they pay a fee to HSJ.  However, the fees paid by the agents to HSJ are not determined by reference to the fees they receive from end users.  Some agents make periodic payments for the periods they use the HSJ’s platform service; some pay the entire fees at once, at the outset of the relationship; and others pay the entire fee over five years.  These fees are HSJ’s main revenue source. Fee received is recorded as deferred revenue and amortized over a period of five years.

Certain agents get the right to use the platform for an agreed upon period and pay in installments over five years, even though their use right might be greater than five years. Lump sum payers and some payers which pay over five years are given the right to use the system in perpetuity assuming all amounts are paid.  HSJ provides rebates in the form of cash or points credit to sales agents ranging from 20% - 30% of the platform-usage fee. Such rebates are treated similar to sales commissions. HSJ paid commissions when fees are received from agents are recorded as prepaid commission; such prepaid commission is expensed when the corresponding revenue is recognized.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Companies uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company has three operating segments: 1) providing Internet platform services; 2) on-line and physical stores to sell featured products labeled with UKT trademark, and 3) providing advertising-supported website and magazine to publicize the information and news regarding urban and rural areas attract advertising source income. These operating segments were determined based on the nature of the products offered or services provided.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position and results of operations.

The FASB issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on the disclosures related to its consolidated financial position and results of operations.

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

On May 13, 2015, we, then a public shell company, acquired Yinhang Internet Technologies Development, Inc. (“Yinhang”), in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of the affiliated variable interest entities of Yinhang as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 2.01 of our Current Report on Form 8-K/A filed on August 5, 2015 (the “Form 8-K/A”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Except as otherwise disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the Form 8-K/A.

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

Bison Petroleum, Corp.
Date: August 14, 2015	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

	By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)