Form 10-Q
period 2015-09-30
Yinhang Internet Technologies Development, Inc.
filed 2015-11-20
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54574

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
(Exact name of Registrant as specified in its charter)

Nevada	42-1771342
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

23/F Tower B, Caizhi International Mansion
No.18, East Zhongguancun Road, Haidian District, Beijing, China
 (Address of Principal Executive Offices)

86 10 6250 6999
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐
Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of November 1, 2015, we had outstanding 8,000,224 shares of common stock.

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

Except as otherwise indicated, the information in this report relates to Yinhang Internet Technologies Development, Inc. as of the date of the financial statements included herein.

In this Quarterly Report on Form 10-Q, references to “Yinhang” the “Company,” “we,” “us,” “our” and words of similar import refer to Yinhang Internet Technologies Development, Inc., a Nevada corporation, unless the context requires otherwise.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
ASSETS

CURRENT ASSETS:
Cash and equivalents	$79,033	$1,089,755
Account receivable	12,759	-
Prepaid expenses	19,008	9,534
Other receivables and deposits	677,307	1,438,417
Advances to suppliers, net	175,901	250,200
Taxes receivable	150,280	203,109
Inventories, net	598,040	708,436
Advances to related parties, net	201,630	263,117
Prepaid commissions - current	2,123,431	2,207,515
Deferred tax assets - current, net	694,865	724,039

Total current assets	4,732,254	6,894,122

NONCURRENT ASSETS:
Property and equipment, net	123,646	197,787
Intangible assets, net	187,579	265,368
Prepaid expenses - noncurrent	165,689	-
Prepaid commissions - noncurrent	3,121,279	4,900,511
Deferred tax assets - noncurrent, net	1,239,671	1,851,231

Total non current assets	4,837,864	7,214,897

TOTAL ASSETS	$9,570,118	$14,109,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$17,978	$152,184
Unearned revenue	2,661,829	819,188
Accrued liabilities and other payables	1,330,197	1,301,713
Commissions payable	770,452	857,390
Taxes payable	1,458	1,025
Deferred revenue - current	5,009,018	5,207,365

Total current liabilities	9,790,932	8,338,865

NONCURRENT LIABILITIES:
Deferred revenue - noncurrent	8,079,961	12,305,434
Other payable	-	1,000,000

Total noncurrent liabilities	8,079,961	13,305,434

Total Liabilities	17,870,893	21,644,299

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares
authorized, 8,000,224 and 5,581,167 shares issued and
outstanding as of September 30, 2015 and December 31, 2014, respectively	8,000	5,581
Additional paid in capital	2,040,873	1,043,292
Accumulated other comprehensive income (loss)	286,714	(21,867)
Accumulated deficit	(10,636,362)	(8,562,286)

Total stockholders' deficit	(8,300,775)	(7,535,280)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,570,118	$14,109,019

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30		Three Months Ended September 30
	2015	2014	2015	2014

Products	$14,550	$1,647,856	$130	$249,714
Services	4,009,053	4,597,168	1,270,489	1,159,337
Revenues	4,023,603	6,245,024	1,270,619	1,409,051

Products	2,907	414,651	(34)	88,880
Services	1,828,463	2,032,438	490,867	632,757
Cost of revenues	1,831,370	2,447,089	490,833	721,637

Gross profit	2,192,233	3,797,935	779,786	687,414
			61%	60%
Operating expenses
Selling	222,275	607,949	50,906	203,075
General and administrative	3,549,494	4,409,953	689,056	1,249,127

Total operating expenses	3,771,769	5,017,902	739,962	1,452,202

Income (loss) from operations	(1,579,536)	(1,219,967)	39,824	(764,788)

Non-operating income (expenses)
Other income	112,882	17,348	(829)	11,253
Other expenses	(61,847)	(18,912)	(55,256)	(18,806)
Financial income	12,813	1,658	(1,124)	4

Total non-operating income (expenses), net	63,848	94	(57,209)	(7,549)

Loss before income tax	(1,515,688)	(1,219,873)	(17,385)	(772,337)
Income tax expense (benefit)	558,388	(640,191)	182,721	(131,725)

Net loss	(2,074,076)	(579,682)	(200,106)	(640,612)
Foreign currency translation gain (loss)	308,581	164,423	318,887	(25,694)

Comprehensive income (loss)	$(1,765,495)	$(415,259)	$118,781	$(666,306)

Basic weighted average shares outstanding	6,830,678	5,581,391	8,000,224	5,581,391

Basic loss per share	$(0.30)	$(0.10)	$(0.03)	$(0.11)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,074,076)	$(579,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	141,081	134,417
Provision for advance to suppliers	80,987	-
Provision for inventory impairment	-	4,965
Loss on disposal of fixed assets	780	-
Changes in deferred tax	559,124	(643,858)
(Increase) decrease in assets:
Account receivable	(13,147)	-
Prepaid expenses	(10,136)	67,884
Other receivables and deposits	727,772	(837,456)
Advances to suppliers	(13,808)	(89,029)
Inventories	85,945	(528,310)
Prepaid commissions	1,640,940	(755,796)
Long term prepayment	(170,721)	-
Increase (decrease) in liabilities:
Accounts payable	(132,309)	47,740
Unearned revenue	1,930,753	339,141
Accrued liabilities and other payables	130,954	(71,027)
Commissions payable	(55,928)	(429,350)
Taxes payable	46,949	(1,373,871)
Deferred revenue	(3,870,857)	3,335,840

Net cash used in operating activities	(995,696)	(1,378,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(161,550)
Purchase of intangible asset	(3,495)	(220,748)

Net cash used in investing activities	(3,495)	(382,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	78,112
Dividend paid	-	(65,149)
Advance from related parties	509	957,857

Net cash provided by financing activities	509	970,820

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(12,040)	(7,212)

NET DECREASE IN CASH & EQUIVALENTS	(1,010,722)	(797,083)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,089,755	904,639

CASH & EQUIVALENTS, END OF PERIOD	$79,033	$107,556

Supplemental Cash flow data:
Income tax paid	$-	$1,245,262
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of other payable into common stock	$1,000,000	$-

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2014

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

Balance at January 1, 2014	5,581,391	$5,581	$965,279	$(6,840,475)	$(38,244)	$(5,907,859)
Capital contribution	-	-	78,013		-	78,013
Net loss	-	-	-	(1,721,811)	-	(1,721,811)
Foreign currency translation gain	-	-	-	-	16,377	16,377

Balance at December 31, 2014	5,581,391	5,581	1,043,292	(8,562,286)	(21,867)	(7,535,280)
Shares issued for capital contribution	2,000,000	2,000	998,000	-	-	1,000,000
Reorganization and recapitalization	418,833	419	(419)	-	-	-
Net loss	-	-	-	(2,074,076)	-	(2,074,076)
Foreign currency translation loss	-	-	-	-	308,581	308,581

Balance at September 30, 2015	8,000,224	$8,000	$2,040,873	$(10,636,362)	$286,714	$(8,300,775)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinhang Internet Technologies Development, Inc.  (the “Company”) was incorporated under the name Bison Petroleum, Corp.(“Bison”) on February 9, 2010, under the laws of the State of Nevada.

On May 13, 2015, Bison, then a publicly traded shell company without any operations, entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a privately-owned Nevada holding company incorporated in Nevada on May 5, 2010 (“Yinhang US”) and the stockholders of Yinhang US (the “Yinhang Stockholders”), pursuant to which Bison acquired 100% of the issued and outstanding capital stock of Yinhang US in exchange for a total of 758,116,667 shares (pre-reverse split) of Bison’s common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, Bison had outstanding 800,000,000 shares (pre-reverse split) of common stock, representing all of itsr authorized shares of common stock.  The 758,116,667 shares (pre-reverse split) includes 200,000,000 shares (pre-reverse split) issued to the three investors pursuant to a subscription agreement as discussed in Note 10.

As a result of the Share Exchange, Yinhang US became a wholly-owned subsidiary of Bison, and Bison became the owner of all of the outstanding capital stock of Yinhang HK, which in turn owned all of the outstanding capital stock of Huashang, a Chinese limited company, a wholly foreign owned enterprise under Chinese law with variable interest entities engaged in the businesses described below.

The acquisition of Yinhang US was accounted for as a recapitalization effected by a share exchange, wherein Yinhang US is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of its assets and liabilities. As a result of the Yinhang Acquisition, Yinhang US’s shareholders became the majority and controlling shareholders of Bison, and Bison ceased to be a shell company. Pursuant to the rules of the Securities and Exchange Commission (“SEC”) , the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, no pro forma financial information was presented since it is a recapitalization of Yinhang US.

At the time of the Yinhang Acquisition, Yinhang US owned 100% of Yinhang (Hongkong) Internet Technologies Development Limited (“Yinhang HK”), a company incorporated and registered in Hong Kong on June 4, 2014 to serve as an intermediate holding company with registered capital of HKD 1,000 ($129).  On August 8, 2014, Yinhang HK incorporated HuahangWujie (Beijing) Internet Technology Co., Ltd (“HSWJ” or “WOFE”) with registered capital of $1.00 million, a wholly foreign-owned entity of Yinhang HK, formed under the laws of the PRC.  Through a series of Variable Interest Entities (“VIE”) agreements entered on February 5, 2015, HSWJ owned three operating entities in China: Beijing Huashangjie Electronic Business Service Co., Ltd. (“Huashangjie” or “HSJ”), Beijing UKT Investment Management Co., Ltd. (“UKT”) and Beijing Qianxian Media Advertising Co., Ltd. (“Qianxian Media”). HSJ, UKT and Qianxian Media are the entities under common control.

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

As a result of the Share Exchange, Yinhang US became Bison’s wholly-owned subsidiary, with Yinhang US owning all of the outstanding capital stock of Yinhang HK, which in turn owned all of the outstanding capital stock of Huashang, a Chinese limited company and a wholly-owned foreign owned enterprise under Chinese law,  which in turn controlled the operations of HSJ, UKT and Qianxian Media through the VIE agreements.

On June 24, 2015, Bison filed a certificate of merger with the Office of the Secretary of State of Nevada merging its wholly-owned subsidiary, Yinhang US, with and into Bison, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

On June 11, 2015, Bison’s Board of Directors unanimously adopted, and holders of a majority of Bison’s outstanding shares of common stock approved by written consent in lieu of a meeting of stockholders, amendments to Bison’s Articles of Incorporation changing Bison’s corporate name to Yinhang Internet Technologies Development, Inc., the name of the Nevada entity which the Company acquired in the Yinhang Acquisition, reducing the Company’s authorized capital stock to 21,000,000 shares, comprised of 1 million shares of preferred stock and 20 million shares of common stock, each having  par value of $0.001, and effecting a one-for one hundred (1-for-100) reverse stock split of the Company’s common stock which reduced the number of outstanding shares of common stock to slightly more than 8,000,000 shares.

Approval of the amendments by a written consent in lieu of a meeting of stockholders signed by the holders of a majority of the outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes. On August 10, 2015 the Company distributed to its stockholders an Information Statement containing certain information concerning the amendments in accordance with the requirements of the Exchange Act and the regulations promulgated thereunder, including particularly Regulation 14C. The certificate of amendment effecting the amendments became effective at 5:00 p.m. Eastern Time on August 31, 2015. A one-for one hundred (1-for-100) reverse stock split of the Company’s common stock effective on August 31, 2015 was retroactively stated for the periods presented.

The following chart shows the Company’s corporate structure:

Yinhang Internet Technologies Development, Inc. (a Nevada corporation)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements ("CFS") are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Yinhang, Yinhang US and Yinhang HK are U.S. dollars (“USD”). The functional currency of HSWJ, Huashangjie, UKT, and Qianxian Media is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from RMB and presented in USD.

Principles of Consolidation

The accompanying CFS include the accounts of Yinhang, Yinhang US, Yinhang HK, WOFE, Huashangjie, UKT, and Qianxian Media, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in CFS.

VIE Agreements

The CFS include the financial statements of the Company, its subsidiaries and its VIE (HSJ, UKT and Qianxian Media) for which the Company’s subsidiary HSWJ is the primary beneficiary.

On February 5, 2015, HSJ, UKT and Qianxian Media and their shareholders entered into a series of agreements including Management Entrustment Agreement (“MEA”), Exclusive Purchase Option Agreement, and Equity Pledge Agreement with HSWJ (or “WFOE”), and each of the shareholders of these three companies granted HSWJ an irrevocable power of attorney through the Power of Attorney Authorization Agreement to appoint HSWJ as its sole attorney-in-fact to exercise all of its rights as equity owner of these three companies. As a result of these agreements, HSWJ has the right to control and administer the financial affairs and daily operations of these three companies in all aspects and has the right to manage and control all assets of these three companies. The equity holders of these three companies as a group have no right to make any decision about these three companies’ activities without the consent of HSWJ.  In consideration for its services, HSWJ is entitled to receive quarterly management and consulting fees equal to all after-tax profits, if any, of that quarter.  If there are no net earnings after taxes, then no fee shall be paid.  If the Companies sustain losses, they will be carried over to the next quarterly period and deducted from the next quarter’s service fee (or net earnings). These three companies have the right to require HSWJ to pay back these three companies for the amount of any net loss incurred by these three companies for any quarterly period given such losses have not been offset against a net profit.

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

To ensure and guarantee the execution and performance of their obligations under the MEA, Exclusive Purchase Option Agreement and Power of Attorney Agreement, each shareholder pledged to HSWJ their full ownership interests in these three companies. If any of these three companies or their equity owners are in breach of any of the Agreements, then HSWJ shall be entitled to require the equity owners of these three companies to transfer their equity interests in these three companies to it.

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

There has been no change in the VIE structure, and none of the events listed in a-d above have occurred as of September 30, 2015.

Going Concern

The Company incurred net losses of $ 2.07 million for the nine months ended September 30, 2015. The Company also had a shareholders' deficit of $8.30 million as of September 30, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company is currently changing its current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets the users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform, expects official operation to begin within a few months. With existing resources for sales and marketing channels including over 8,000 agents, and the huge market for internet users in rural areas, the managements expects a healthy growth of the business; the management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2015 and December 31, 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition”.  Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company grants perpetual access to platform usage to certain customers. Revenue and commission costs for such licenses are recorded over a five-year estimated customer turnover period. This period is based on the Company's historical experience of customers’ activity.

Deferred Revenue and Prepaid Commission

HSJ provides platform-hosting services to end users which advertise their products on its website.  The end users are solicited through independent sales agents. The agents solicit end customers at their designated territories to advertise end customers’ products on HSJ’s website for a fee determined by the sales agents. The sales agents are HSJ’s customers and they pay a fee to HSJ.  However, the fees paid by the agents to HSJ are not determined by reference to the fees they receive from end users.  Some agents make periodic payments for the periods they use the HSJ’s platform service; some pay the entire fees at once, at the outset of the relationship; and others pay the entire fee over five years. These fees are HSJ’s main revenue source. Fees received are recorded as deferred revenue and amortized over five years.

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

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company follows FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine and three months ended September 30, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).  The Company did not have any dilutive shares at September 30, 2015 and December 31, 2014.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for nine and three months ended September 30, 2015 and 2014, and as of September 30, 2015 and December 31, 2014, respectively.

	Nine Months Ended September 30,
	2015	2014
Revenue:
Internet platform services	$3,749,376	$5,370,605
On-line and physical UKT stores	13,727	588,619
Advertising income from website and magazine	260,500	285,800
Consolidated	$4,023,603	$6,245,024
Operating income (loss):
Internet platform services	$(454,239)	$(865,049)
On-line and physical UKT stores	(252,447)	(115,623)
Advertising income from website and magazine	(27,161)	(239,295)
WOFE and holding company	(845,689)	-
Consolidated	$(1,579,536)	$(1,219,967)
Net income (loss):
Internet platform services	$(935,979)	$(198,057)
On-line and physical UKT stores	(249,592)	(113,476)
Advertising income from website and magazine	(57,518)	(268,149)
WOFE and holding company	(830,987)	-
Consolidated	$(2,074,076)	$(579,682)
Depreciation and amortization:
Internet platform services	$125,226	$126,682
On-line and physical UKT stores	15,112	2,737
Advertising income from website and magazine	743	4,998
Consolidated	$141,081	$134,417

	Three Months Ended September 30,
	2015	2014
Revenue:
Internet platform services	$1,185,250	$1,229,454
On-line and physical UKT stores	--	88,166
Advertising income from website and magazine	85,369	91,431
Consolidated	$1,270,619	$1,409,051
Operating income (loss):
Internet platform services	$220,140	$(569,722)
On-line and physical UKT stores	(64,780)	(117,482)
Advertising income from website and magazine	(14,745)	(77,584)
WOFE and holding company	(100,791)	-
Consolidated	$39,824	$(764,788)
Net income (loss):
Internet platform services	$(9,209)	$(428,896)
On-line and physical UKT stores	(64,848)	(124,393)
Advertising income from website and magazine	(25,127)	(87,323)
WOFE and holding company	(100,922)	-
Consolidated	$(200,106)	$(640,612)
Depreciation and amortization:
Internet platform services	$38,774	$44,207
On-line and physical UKT stores	3,697	554
Advertising income from website and magazine	48	3,165
Consolidated	$42,519	$47,926

Total assets:	As of September 30, 2015	As of December 31, 2014
Internet platform services	$10,093,010	$13,210,486
On-line and physical UKT stores	37,613	103,881
Advertising income from website and magazine	375,961	569,223
WOFE and holding company	2,208,062	3,052,255
Intercompany elimination	(3,144,528)	(2,826,826)
Consolidated	$9,570,118	$14,109,019

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its CFS.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the CFS.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's CFS.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its CFS.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its CFS.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its CFS.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at September 30, 2015 and December 31, 2014, respectively:

	2015	2014
Advance to third party companies	$2,982	$373
Other receivables	491,602	1,141,852
Advance to employees	92,839	73,914
Deposit for purchases and rents	89,884	138,858
Other	-	83,420
Total	$677,307	$1,438,417

Other receivables are payments to salesmen to perform new product Huishang E-station related marketing activities. The Company spent $0.64 million and $0.19 million from the amounts advanced for Huishang E-station related marketing activities during the nine and three months ended September 30, 2015, respectively.  Huishang E station is a convenience service station to provide service to local residents for their daily life needs, such as making utility bill payments, buying tickets, asking for an urgent repair for home appliances and seeking the housekeeping services.

4. INVENTORY

Inventory consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Finished goods	$613,565	$724,576
Less: Inventory impairment allowance	(15,525)	(16,140)
Total	$598,040	$708,436

5. TAXES RECEIVABLE AND PAYABLES

Taxes receivable consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Income	$100,777	$104,023
Value-added	49,503	99,086
Taxes receivable	$150,280	$203,109

Taxes payable consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Value-added	$-	$82
Other	1,458	943
Taxes payable	$1,458	$1,025

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Office equipment	$297,182	$309,674
Furniture	-	4,739
Electronic equipment	-	6,833
Total	297,182	321,246
Less: Accumulated depreciation	(173,536)	(123,459)
Net	$123,646	$197,787

Depreciation for the nine months ended September 2015 and 2014 was $67,850 and $67,990, respectively.  Depreciation for the three months ended September 2015 and 2014 was $19,500 and $25,100, respectively.

7. ADVANCES TO RELATED PARTIES, NET

Advances to related parties (net) consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Advance to HuaxiaDecheng	$408,722	$204,282
Advance (from) to Shareholders	(207,092)	58,835
Advance from related parties, net	$201,630	$263,117

HuaxiaDecheng (Beijing) investment funds Co., Ltd (HuaxiaDecheng) is owned by two major shareholders of the Company. The advances to HuaxiaDecheng and shareholders were payable upon demand, and bore no interest.  Advance from shareholders was for the Company’s working capital needs, payable upon demand, and bore no interest.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Information platform	$172,897	$179,743
Website	8,419	8,752
Software systems	130,482	135,649
E business station development	30,524	28,207
Total	342,322	352,351
Less: Accumulated amortization	(154,743)	(86,983)
Net	$187,579	$265,368

Amortization of intangible assets for the nine months ended September 30, 2015 and 2014 was $73,230 and $66,420, respectively. Amortization of intangible assets for the three months ended September 30, 2015 and 2014 was $23,010 and $22,820, respectively.  Annual amortization for the next five years from October 1, 2015, is expected to be: $100,150; $76,550; $10,580; $9,730 and $9,730.

9. DEFERRED TAX ASSETS (LIABILITIES)

As of September 30, 2015 and December 31, 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current
Accrued expense	$171,751	$144,371
Sales return allowance	23,429	24,357
Amortization of deferred revenue	721,397	749,962
Less: valuation allowance	(195,180)	(168,728)
Deferred tax asset – current, net	721,397	749,962

Deferred tax liability - current
Amortization of platform and website	(8,535)	(7,213)
Accrued commission	(17,997)	(18,710)
Deferred tax liabilities – current	(26,532)	(25,923)

Deferred tax asset, net of deferred tax liabilities - current	$694,865	$724,039

Deferred tax asset - noncurrent
Amortization of platform and website	$206,943	$246,430
Amortization of deferred revenue	1,239,671	1,851,231
Net operating loss	1,256,488	196,302
Less: valuation allowance	(1,463,431)	(442,732)
Total	$1,239,671	$1,851,231

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Deposits	$274,824	$254,214
Employee social insurance and salary payable	814,922	709,321
Accrued sales return	2,514	114,121
Advance from employees	124,549	126,148
Other payables - current	113,388	97,909
Total	$1,330,197	$1,301,713

Other Payable – Noncurrent

As of December 31, 2014, the Company had noncurrent other payables of $1.00 million, which was the proceeds from three investors from the subscription agreement entered on March 2, 2015.  On March 2, 2015, Yinhang US entered a subscription agreement with three investors, pursuant to which the investors for $1 million purchased such portion of the equity of Yinhang US as would, upon completion of a “reverse merger”, equal 25% of the outstanding shares of the public company.  The Company issued 200,000,000 shares (pre reverse-split) to the investors on May 13, 2015. These shares were part of the 758,116,667 shares (pre reverse-split) issued in connection with the Share Exchange Agreement described in Note 1.

11. INCOME TAXES

The Company’s operating entities are governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  The Company’s US parent company Yinhang and holding company Yinhang US are incorporated in US with no business or operations.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.3%	9.0%
Permanent difference	0.7%	3.2%
Change in valuation allowance for deferred tax	-%	(39.9)%
Utilization of NOL	-%	-%
Valuation allowance of NOL	60.8%	9.7%
Other	-%	(0.5)%
Tax expense (benefit) per financial statements	36.8%	(52.5)%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Permanent difference	52.4%	-%
Change in valuation allowance for deferred tax	-%	-%
Utilization of NOL	-%	-%
Valuation allowance of NOL	1,023.6%	8.5%
Other	-%	(0.6)%
Tax expense (benefit) per financial statements	1051.0%	(17.1)%

The provision for income taxes expense (benefit) for the nine months ended September 30, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense (benefit) – current	$(736)	$3,667
Income tax expense (benefit) - deferred	559,124	(643,858)
Total income tax expense (benefit)	$558,388	$(640,191)

The provision for income taxes expense (benefit) for the three months ended September 30, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense (benefit) – current	$6	$(308,908)
Income tax expense (benefit) - deferred	182,715	177,183
Total income tax expense (benefit)	$182,721	$131,725

12. MAJOR CUSTOMERS AND VENDORS

There were no customers that accounted for over 10% of the Company’s total sales for the nine or three months ended September 30, 2015 and 2014, respectively.

There was one vendor that accounted for over 10% of the Company’s total purchases for the nine months ended September 30, 2015, and three vendors that accounted for over 10% of the Company’s total purchases for the nine months ended September 30, 2014.

Below is the table indicating the major vendors, which accounted for over 10% of the Company’s total purchases for the nine months ended September 30, 2015 and 2014:

Suppliers	2015	2014
Supplier A	97%	50%
Supplier B	-%	18%
Supplier C	-%	12%

There was no vendor that accounted for over 10% of the Company’s total purchases for the three months ended September 30, 2015 or 2014.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the nine and three months ended September 30, 2015 and 2014.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. CONTINGENCIES AND COMMITMENTS

Lease Commitment

In March 2014, the Company entered into a lease for office space which expires April 19, 2016.  However, the lease was terminated early and the deposit of $52,900 was forfeited.  On July 20, 2015, the Company entered into another lease agreement for office space with monthly rents of RMB 31,255 ($4,910), payable every three months. The lease term is from August 1, 2015 through July 31, 2016.  Minimum future lease payments at September 30, 2015 are as follows:

2016	$49,100

Total	$49,100

Total rental expenses for the Company were $226,597 (including forfeited deposit) and $252,639 for the nine months ended September 30, 2015 and 2014, respectively.  Total rental expenses for the Company were $57,660 and $83,404 for the three months ended September 30, 2015 and 2014, respectively.

Employment Agreements

HSJ, UKT and Qianxian Media, were private Limited Companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of their executives was determined by its shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all the employees, including management, have executed an employment agreement with its employer operating affiliate.  Yong Xu’s employment agreement with Qianxian Media, pursuant to which he serves as Chairman, provides for an annual salary of RMB 204,000 ($33,000), and terminates on September 2, 2018. Ms. Zhou’s employment agreement with Qianxian Media, pursuant to which she serves as Chief Executive Officer, provides for an annual salary of RMB 204,000 ($33,000), and terminates on September 2, 2018.  Changqing Liu’s employment agreement with Qianxian Media, pursuant to which he serves as Chief Financial Officer, provides for an annual salary of RMB 180,000 ($29,000), and terminates on June 13, 2016.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On May 13, 2015, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang US”) and the stockholders of Yinhang US (the “Yinhang Stockholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Yinhang US in exchange for a total of 758,116,667 shares (pre-reverse split) of our common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, we had outstanding 800,000,000 shares (pre-reverse split) of common stock, representing all of our authorized shares of common stock.  The 758,116,667 shares (pre-reverse split) includes 200,000,000 shares (pre-reverse split) issued to the three investors pursuant to a subscription agreement as discussed in Note 10 to the financial statements.

As a result of the Share Exchange, Yinhang US became our wholly-owned subsidiary, and we now own all of the outstanding capital stock of Yinhang HK, which in turn owns all of the outstanding capital stock of Huashang, a Chinese limited company.

Yinhang HK was established in Hong Kong on June 4, 2014 to serve as an intermediate holding company.  Huashang was established in the PRC on August 8, 2014, and on August 5, 2014, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Huashang by Yinhang HK.

Prior to February 5, 2015, none of Yinhang US, Yinhang HK or Huashang, Yinhang’s indirect wholly-owned subsidiary and a wholly-foreign owned enterprise under PRC law, had any operations.

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

On June 24, 2015, we filed a certificate of merger with the Office of the Secretary of State of Nevada merging our wholly-owned subsidiary, Yinhang US, a holding company without any operations of its own, with and into our company, in a short-form merger pursuant to Section 92.180 of the Nevada Revised Statutes, which under Nevada law does not require stockholder approval.

On June 11, 2015, our Board of Directors unanimously adopted, and holders of a majority of our outstanding shares of common stock approved by written consent in lieu of a meeting of stockholders, amendments to our Articles of Incorporation changing our corporate name to Yinhang Internet Technologies Development, Inc., the name of the Nevada entity which we acquired in the Yinhang Acquisition, reducing our authorized capital stock to 21,000,000 shares, comprised of 1 million shares of preferred stock and 20 million shares of common stock, each having  par value of $0.001, and effecting a one-for one hundred (1-for-100) reverse stock split of our common stock which reduced the number of our outstanding shares of common stock to slightly more than 8,000,000 shares.

Approval of the amendments by a written consent in lieu of a meeting of stockholders signed by the holders of a majority of the outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes. On August 10, 2015 the Company distributed to its stockholders an Information Statement containing certain information concerning the amendments in accordance with the requirements of the Exchange Act and the regulations promulgated thereunder, including particularly Regulation 14C. The certificate of amendment effecting the amendments became effective on August 31, 2015

The chart below presents our corporate structure:

Yinhang Internet Technologies Development, Inc. (a Nevada corporation)

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

Results of Operations

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months Ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Products	$14,550	0.4%	$1,647,856	26%
Services	4,009,053	99%	4,597,168	74%
Revenue	4,023,603	100%	6,245,024	100%

Products	2,907	0.1%	414,651	7%
Services	1,828,463	45%	2,032,438	33%
Cost of revenue	1,831,370	46%	2,447,089	39%
Gross profit	2,192,333	54%	3,797,935	61%
Operating expenses	3,771,769	94%	5,017,902	80%
Loss from operations	(1,579,536)	(40)%	(1,219,967)	(19)%
Non-operating income, net	63,848	2%	94	0.0%
Income tax expense (benefit)	558,388	14%	(640,191)	(10)%
Net loss	$(2,074,076)	(52)%	$(579,682)	(9)%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$3,749,376		$5,370,604
Cost of revenue	1,684,696	45%	2,210,356	41%
Gross profit	2,064,680	55%	3,160,248	59%
Operating expenses	2,518,919	67%	4,025,297	75%
Loss from operations	(454,239)	(12)%	(865,049)	(16)%
Non-operating income (expenses), net	48,342	1%	(3,119)	(0.1)%
Income tax expense (benefit)	530,081	14%	(670,111)	(12)%
Net loss	$(935,979)	(25)%	$(198,057)	(4)%

UKT

The following table sets forth the results of UKT's on-line and physical stores, and trademark using fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$13,727		$588,619
Cost of revenue	2,888	21%	91,721	16%
Gross profit	10,839	79%	496,898	84%
Operating expenses	263,286	1,918%	612,521	104%
Loss from operations	(252,447)	(1,839)%	(115,623)	(20)%
Non-operating income, net	2,117	15%	2,888	0.5%
Income tax expense (benefit)	(738)	(5)%	741	0.1%
Net loss	$(249,592)	(1,819)%	$(113,476)	(19)%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media's website and magazine for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$260,500		$285,800
Cost of revenue	143,784	55%	145,012	51%
Gross profit	116,715	45%	140,789	49%
Operating expenses	143,876	55%	380,084	133%
Loss from operations	(27,161)	(10)%	(239,295)	(84)%
Non-operating income (expenses), net	(1,315)	(0.5)%	325	(0.1)%
Income tax expense	29,042	11%	29,179	10%
Net loss	$(57,518)	(22)%	$(268,149)	(94)%

Revenue

Revenue for the nine months ended September 30, 2015, was $4.02 million, consisting of $3.75 million for internet platform services, $0.01 million from UKT's on-line and physical stores and trademark user fee income, and $0.26 million for advertising income from Qianxian Media's website and magazine, while revenue for the comparable nine-month period in 2014, was $6.25 million, consisting of $5.37 million for internet platform services, $0.59 million from UKT's on-line and physical stores and trademark user fee income, and $0.29 million for advertising income from Qianxian Media's website and magazine, an overall decrease of $2.22 million or 36%. We had $14,550 revenue from products in the nine months ended September 30, 2015 compared with $1.65 million for the comparable nine-month period of 2014. We had $4.01 million from internet platform and advertising income for the nine months ended September 30, 2015 compared with $4.60 million for the comparable nine-month period of 2014.  The decrease in revenue from both products and services was due to the strategic changing of our current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. Commencing with the 2nd quarter of 2015, the Company did not attract any new customers for its existing internet platform services but only maintained its existing customers as a result of changing its business model. The Company is currently test running the rural e-commerce trading platform, and expects to begin commercial operations of this platform within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $1.83 million for the nine months ended September 30, 2015, compared to $2.45 million for the comparable nine-month  period of 2014. COR mainly consisted of the cost of purchasing the inventory, commissions paid to sales agents and amortization of the web hosting platform.  Write-down of inventory to lower of cost or market also is recorded in COR.  Decreased COR resulted from decreased sales during the nine months ended September 30, 2015 compared with the comparable nine-month period of 2014.   COR as a percentage of revenue was 46% in the nine months ended September 30, 2015, compared with 39% for comparable nine-month period of 2014, due to the significant reduction in sales of certain products for the nine months ended September 30, 2015 which historically has lower cost as a percentage of revenue.

Gross Profit

Gross profit was $2.19 million for the nine months ended September 30, 2015, compared to $3.80 million for the comparable nine-month period of 2014. Blended gross margin ratio was 54% and 61% for the nine months ended September 30, 2015 and 2014, respectively. Gross margin ratio for HSJ was 55% and 59% for the nine months ended September 30, 2015 and 2014, respectively; gross margin ratio for UKT was 79% and 84% for the nine months ended September 30, 2015 and 2014, respectively; gross margin ratio for Qianxian Media was 45% and 49% for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in gross profit ratio for HSJ was mainly due to the reduction in sales of certain products with high profit margin as explained above; the decrease in gross profit ratio for UKT was mainly due to a reduction in trademark user fees, the decrease in gross margin ratio for Qianxian Media was due to a reduction in advertising income for the nine months ended September 30, 2015.

Operating Expenses

Operating expenses were $3.77 million for the nine months ended September 30, 2015, compared to $5.02 million for the comparable nine-month period of 2014, a decrease of $1.25 million, or 25%. The decrease was mainly due to a reduction in sales and operations for each entity as a result of the strategic change in business model.

Non-Operating Income, net

Net non-operating income was $63,848 for the nine months ended September 30, 2015, compared to $94 for the comparable nine-month period of 2014, an increase of $63,754 or 67,823%. The increase in net non-operating income was mainly due to increased net non-operating income of $0.11 million from government support for HSJ, compared to the net non-operating income of $13,860 for HSJ for the comparable nine-month period of 2014, despite non-operating expense of $61,847 in the nine months ended September 30, 2015 compared to $18,912 for the comparable nine-month period of 2014.

Income Tax Benefit (Expense)

We had income tax expense of $558,388 for the nine months ended September 30, 2015, compared to income tax benefit of $640,191 for the comparable nine-month period of 2014, respectively. The effective income tax rate on taxable loss for the nine months ended September 30, 2015, was 37 % compared to (52)% for the nine months ended September 30, 2014; the increase in income tax expense was mainly due to change in valuation allowance for NOL.

Net Loss

Our net loss for the nine months ended September 30, 2015, was $2.07 million compared to net loss of $0.58 million for the comparable nine-month period of 2014, an increase of $1.49 million or 258%. Net loss as a percentage of revenue was (52)% in the nine months ended September 30, 2015, and net loss as a percentage of revenue was (9)% in the comparable nine-month period of 2014. This increase in net loss was attributable to increased income tax expense of 0.56 million for the nine months ended September 30, 2015, compared to income tax benefit of $0.64 million for the comparable nine-month period of 2014, as well as decreased sales.

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Products	$130	0%	$$249,714	18%
Services	1,270,489	100%	1,159,337	82%
Revenue	1,270,619	100%	1,409,051	100%
Products	(34)	0%	88,880	6%
Services	490,867	39%	632,757	45%
Cost of revenue	490,833	39%	721,637	51%
Gross profit	779,786	61%	687,414	49%
Operating expenses	739,962	58%	1,452,202	103%
Income (loss) from operations	39,824	3%	(764,788)	(54)%
Non-operating expenses, net	(57,209)	(5)%	(7,549)	(1)%
Income tax expense (benefit)	182,721	14%	(131,725)	(9)%
Net loss	$(200,106)	(16)%	$(640,612)	(45)%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$1,185,250		$1,229,454
Cost of revenue	443,533	38%	652,306	53%
Gross profit	741,717	62%	577,148	47%
Operating expenses	521,577	44%	1,146,870	93%
Income (loss) from operations	220,140	18%	(569,722)	(46)%
Non-operating expenses, net	(56,171)	(4)%	(8,474)	(1)%
Income tax expense (benefit)	173,176	15%	(149,300)	(12)%
Net loss	$(9,208)	(1)%	$(428,896)	(35)%

UKT

The following table sets forth the results of UKT's on-line and physical stores, and trademark using fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$-		$88,166
Cost of revenue	-	-%	21,438	24%
Gross profit	-	-%	66,728	76%
Operating expenses	64,785	-%	184,210	209%
Loss from operations	(64,780)	-%	(117,482)	(133)%
Non-operating income (expenses), net	(63)	-%	1,024	1%
Income tax expense	-	-%	7,935	9%
Net loss	$(64,848)	-%	$(124,393)	(141)%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media's website and magazine for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$85,369		$91,431
Cost of revenue	47,218	55%	47,893	52%
Gross profit	38,151	45%	43,538	48%
Operating expenses	52,895	62%	121,122	132%
Loss from operations	(14,744)	(17)%	(77,584)	(84)%
Non-operating expenses, net	(843)	(1)%	(99)	(0.1)%
Income tax expense	9,539	11%	9,640	11%
Net loss	$(25,126)	(29)%	$(87,323)	(95)%

Revenue

Revenue for the three months ended September 30, 2015, was $1.27 million, consisting of $1.19 million for internet platform services, and $85,369 for advertising income from Qianxian Media's website and magazine, while revenue in the comparable three-month period in 2014, was $1.41 million, consisting of $1.23 million for internet platform services, $88,166 of net revenue from UKT's on-line and physical stores and trademark user fee income, and $91,431 for advertising income from Qianxian Media's website and magazine, an overall decrease of $0.14 million or 10%. We had $130 revenue from products in the three months ended September 30, 2015 compared with $249,714 in the comparable three-month period of 2014. We had $1.27 million from internet platform and advertising for the three months ended September 30, 2015 compared with $1.16 million for the comparable three-month period of 2014.  The decrease in revenue from both products and services was due to the strategic change of our business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. Commencing with the 2nd quarter of 2015, the Company did not attract any new customers for its existing internet platform services but only maintained the existing customers as a result of the change in its business model. The Company is currently test running the rural e-commerce trading platform, and expects to begin commercial operations within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $0.49 million for the three months ended September 30, 2015, compared to $0.72 million for the comparable three-month period of 2014, COR mainly consisted of the cost of purchasing inventory, commissions paid to sales agents and amortization of the web hosting platform costs.  Write-down of inventory to lower of cost or market also is recorded in COR.  Decreased COR resulted from reduced sales during the three months ended September 30, 2015 compared with the comparable three-month period of 2014.   COR as a percentage of revenue was 39% in the three months ended September 30, 2015, compared with 51% for the comparable three-month period of 2014, due to decreased cost of revenue for HSJ, and no sales and cost for UKT during the three months ended September 30, 2015.

Gross Profit

Gross profit was $0.78 million for the three months ended September 30, 2015, compared to $0.69 million for the comparable three-month period of 2014. Blended gross profit ratio was 61% and 49% for the three months ended September 30, 2015 and 2014, respectively. The increase in gross profit ratio was mainly due to increased profit margin for HSJ.

Operating Expenses

Operating expenses were $0.74 million for the three months ended September 30, 2015, compared to $1.45 million for the comparable three-month period of 2014, a decrease of $0.71 million or 49%. The decrease was mainly due to reduced sales and operations for each entity as a result of strategic change of the business model.

Non-Operating Expense, net

Net non-operating expense was $57,209 for the three months ended September 30, 2015, compared to $7,549 for the comparable three-month period of 2014, an increase of $49,660, mainly due to one-time expense of $61,000 for early termination of our office lease.

Income Tax Expense

We had income tax expense of $182,721 for the three months ended September 30, 2015, compared to income tax benefit of $131,725 for the comparable three-month  period of 2014. . The increase in current income tax expense during the three months ended September 30, 2015 was mainly due to revenue on tax basis.

Net Loss

Our net loss for the three months ended September 30, 2015, was $0.20 million compared to net loss of $0.64 million for the comparable three-month  period of 2014, a decrease of $0.44 million or 69%. Net loss as a percentage of revenue was 16% in the three months ended September 30, 2015, and net loss as a percentage of revenue was 45% for the comparable three-month period of 2014. This decrease in net loss was mainly attributable to a reduction in  operating expenses for the three months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, cash and equivalents were $79,033, compared to $1,089,755 as of December 30, 2014. At September 30, 2015, we had a working capital deficit of $5.06 million, an increase of $3.61 million from the deficit at December 31, 2014 of $1.44 million.

The Company incurred a net loss of $ 2.07 million for the nine months ended September 30, 2015. The Company also had a shareholders' deficit of $8.30 million as of September 30, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The company is currently changing its business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform, and expects the official operation to begin within a few months. With existing resources for sales and marketing channels including over 8,000 agents, and a huge market for internet users in rural areas, managements expects a healthy growth in the business; management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(995,696)	$(1,378,393)
Net cash used in investing activities	$(3,495)	$(382,299)
Net cash provided by financing activities	$509	$970,820

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $1.00 million for the nine months ended September 30, 2015, compared to net cash used in operating activities of $1.38 million in the same period of 2014. The decrease of cash outflow from operating activities for the nine months ended September 30, 2015 was principally attributed to increased cash inflow from other receivables by $1.56 million, decreased payments of prepaid commission by $2.40 million, and increased payments received for unearned revenue by $1.59 million.

Net cash used in investing activities

Net cash used in investing activities was $3,495 for the nine months ended September 30, 2015, compared to cash used in investing activities of $0.38 million for the same period of 2014. We paid $3,495 for acquisition of intangible assets in the nine months ended September 30, 2015, compared to $161,550 for acquisition of equipment and $220,748 for acquisition of intangible assets in the nine months ended September 30, 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $509 for the nine months ended September 30, 2015, compared to $0.97 million net cash provided by financing activities in 2014.  The net cash provided by financing activities in nine months ended September 30, 2015 was due to advances from related parties of $509, while in the same period of 2014, we had advance from related parties of $0.96 million and capital contribution of $78,112, partially offset with payment for dividend of $65,149.

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

Going Concern

We incurred a net loss of $2.07 million for the nine months ended September 30, 2015. We also had a working capital deficit of $5.00 million as of September 30, 2015. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Companies plans to develop retail store sales by opening additional stores, leading and connecting on-line customers to the actual retail stores, and also integrating the on-line and retail store customers.

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

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

On May 13, 2015, we, then a public shell company, acquired Yinhang Internet Technologies Development, Inc. (“Yinhang US”), a privately owned company, in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of the affiliated variable interest entities of Yinhang US as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

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

Yinhang Internet Technologies Development, Inc.

Date: November 20, 2015	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

	By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)