Form 10-K
period 2015-12-31
Yinhang Internet Technologies Development, Inc.
filed 2016-04-14
CIK 1494722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC
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
☐ Yes  ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.
☐ Yes  ☒ No

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
Yes ☐  No ☒

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
Yes ☐  No ☒

As of June 30, 2015, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 168,224.

However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of March 15, 2016 was 8,000,224.

Documents Incorporated by Reference: None

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2015

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer, prior to May 13, 2015, the date of the reverse acquisition resulting from the share exchange transaction described in this report, to the registrant, Bison Petroleum, Corp., a shell company, and thereafter, to the consolidated business of (i) Yinhang Internet Technologies Development , Inc., a Nevada corporation, or “Yinhang,”  (ii) Yinhang (Hong Kong)  Internet Technologies Development Limited, or “Yinhang HK,” a Hong Kong limited company and wholly-owned subsidiary of Yinhang,  (iii) Huashang Wujie (Beijing”) Internet Technology Co., Ltd.,  or “Huashang Wujie,” a Chinese limited company and wholly-owned subsidiary of Yinhang HK and wholly foreign owned enterprise, or “WFOE,” (iv) Beijing Huashangjie Electronic Business Service Co., Ltd., or  “Huangshagjie,” a Chinese limited liability company, (v) Beijing UKT Investment Management Co., Ltd., or “UKT,” a Chinese limited liability company, and (vi) Beijing Qianxian Media Advertising Co., Ltd., or “Qianxian Media,” a  Chinese limited liability company. Huashangjie, UKT and Qianxian Media are effectively and substantially controlled by Huashang Wujie through a series of agreements referred to herein as “VIE Agreements.”

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);
“Renminbi” and “RMB” refer to the legal currency of China;
“Securities Act” refers to the Securities Act of 1933, as amended; and
“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

Item 1. Business

History

On May 13, 2015, we, then known as Bison Petroleum Corp. (“Bison”) , a shell company without any operations, entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang”), and the stockholders of Yinhang (the “Yinhang Stockholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Yinhang in exchange for a total of 758,116,665 shares of our common stock (the “Share Exchange” or the “Yinhang Acquisition”).

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

On February 5, 2015, Huashang entered into a series of agreements with each of Beijing Huashangjie Electronic Business Service Co., Ltd. (“Huashangjie” or “HSJ”),  Beijing UKT Investment Management Co., Ltd. (“UKT”), and Beijing Qianxian Media Advertising Co., Ltd. (“Qianxian Media”), and their respective shareholders, discussed below under the caption “Business – VIE Agreements”, pursuant to which Huashang effectively controls the operations of Huashangjie, UKT and Qianxian Media and is entitled to receive the pre-tax profits of each of Huashangjie, UKT and Qianxian Media.

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

All share and per share information set forth in this report has been adjusted to give effect to a one-for one hundred (1-for-100) reverse stock split of the Company’s common stock effective on August 31, 2015.

Qianxian Media distributes a Chinese language agricultural magazine, free of charge, through distribution services provided by unaffiliated third parties and sells advertising space in the magazine and on the website “qianxianhuinong.com.” Qianxian Media was incorporated on December 19, 2006 in Beijing, China.

Prior to the Yinhang Acquisition, Yong Xu, our Chairman, Yahong Zhao, our Chief Executive Officer, and Yinghua Zhang owned approximately (i) 53.74%, 14.72% and 5.15%, respectively, or a total of 73.61%, of the outstanding shares of Yinhang, (ii) 73%, 20% and 7%, respectively, or a total of 100%, of the equity interests in each of Huashangjie, UKT and Qianxian Media, and (iii) 43.72%, 11.98% and 4.20%, respectively, or a total of 59.89%, of Bison’s outstanding shares.

For accounting purposes, the acquisition has been accounted for as a reverse acquisition and has been treated as a recapitalization of Bison effected by a share exchange, with Yinhang as the accounting acquirer.  Since none of Yinhang, Yinhang HK or Huashang had operations prior to February 5, 2015, the combined historical financial statements of Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, which it controls through the VIE Agreements are now the historical financial statements of the registrant, Bison, and have been included in Item 9.01(a) of this report. The assets and liabilities of Huashangjie, UKT and Qianxian Media have been brought forward at their book value and no goodwill has been recognized.

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

Overview

We operate an online marketplace serving merchants and consumers in China, which enables local merchants and consumers to connect, share information and conduct business, through three variable interest entities:  (1) Beijing Huashangjie Electronic Business Service Co. Ltd. (“Huashangjie”), (2) Beijing UKT Investment Management Co. Ltd (“UKT”), and (3) Beijing Qianxian Media Advertising Co. Ltd (“Qianxian Media”). Our goal is to profit by enabling local communities of manufacturers, farmers, retailers, service providers and consumers to utilize the Internet to facilitate transactions making consumers’ lives more efficient and increasing sales and profitability of local vendors. Huashangjie offers an Internet information service which provides a classified information platform to end user merchants who advertise their products or services on its website; UKT operates a virtual on-line web mall which enables merchants and manufacturers to sell their products to on-line customers through an on-line store, and provides hardware and software assistance to these merchants; and Qianxian Media distributes a Chinese language agricultural magazine, free of charge, through distribution services provided by unaffiliated  third parties and sells advertising space in the magazine and on the website “qianxianhuinong.com.” These three companies are controlled by Beijing Huashang Wujie, or Huashang, the Company’s wholly foreign owned enterprise, or WFOE, through the contractual arrangements described below under the caption “VIE Agreements.”

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

Our executive offices are located on the 23/F, Tower B, Caizhi International Mansion No.18, East Zhongguancun Road, Haidian District, Beijing, China, and our telephone number is +86 10 6250 6999.

VIE Agreements

Yinhang’s online marketplace businesses are classified as value-added telecommunication businesses by the PRC government. Current PRC laws, rules and regulations restrict foreign ownership in value-added telecommunication services. As a result, we operate our online marketplace businesses in which foreign investment is restricted through our PRC consolidated affiliated entities, each of which is owned by PRC citizens and holds all licenses associated with these businesses.

The applicable PRC laws, rules and regulations governing value-added telecommunication services may change in the future. We may be required to obtain additional approvals, licenses and permits and to comply with any new regulatory requirements adopted from time to time. Moreover, substantial uncertainties exist with respect to the interpretation and implementation of these PRC laws, rules and regulations. See "Risk Factors—Risks Relating to Doing Business in China."

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth "permitted" category. Establishment of wholly foreign-owned enterprises is generally allowed in the encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. Online wholesale and retail are in the restricted category and the establishment of foreign-invested enterprises is subject to certain higher-level approvals. The provision of value-added telecommunications services falls in the restricted category and the percentage of foreign ownership cannot exceed 50%.

Yinhang conducts its business operations that are restricted to foreign investment through our PRC consolidated affiliated entities, pursuant to contractual arrangements, or VIE Agreements, among Huashang, our wholly foreign owned enterprise, or WFOE, and each of Huanshangjie, UKT and Qianxian Media, our variable interest entities, or VIEs, and their respective shareholders.  Through these contractual arrangements, acting through Huashang, we have the ability to substantially influence the daily operations and financial affairs of Huashangjie, UKT and Qianxian Media, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements pursuant to generally accepted accounting principles in the United States (“US GAAP”), we are considered the primary beneficiary of Huashangjie, UKT and Qianxian Media.

Pursuant to the VIE Agreements whereby Huashang controls the management and operations of Huashangjie, UKT and Qianxian Media, as compensation for its services Huashang is entitled to receive each month an amount equal to the pre-tax profits of Huashangjie, UKT and Qianxian Media. Through the VIE Agreements, we are irrevocably given the right to control the operations of Huashangjie, UKT and Qianxian Media and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of Huashangjie, UKT and Qianxian Media. Pursuant to the VIE Agreements, we also assume all the operational risks associated with Huashangjie, UKT and Qianxian Media and are responsible for any loss incurred by Huashangjie, UKT and Qianxian Media. For a more detailed description of the VIE Agreements, see “Certain Relationships and Related Transactions, and Director Independence – Yinhang Internet Technologies Development, Inc. and its Affiliated Entities.”

Huashangjie

Huashangjie offers classified information platform services which enable local merchants and consumers in China to connect, share information and conduct business through its “3ghuashang.com” and “HS.cn” website and mobile devices.

Huashangjie provides platform-hosting services to end users who advertise their products on its website.  The end users are solicited through independent sales agents of Huashangjie. The agents solicit end users, merchants and individuals, in designated territories to advertise their products and services on Huashangjie’s website. The sales agents are Huashangjie’s customers and they pay a fee to Huashangjie for the right to recruit end users.  The fees paid by the agents to Huashangjie are determined by negotiation between them and do not necessarily correlate to the fees the agents receive from end users, which are determined by negotiation between the agents and the end users.

An agent may pay its fee to Huashangjie in a single lump sum at the outset of the relationship or in periodic payments as agreed upon, which may or may not correlate to the time period over which an agent is able to grant end users the right to access our system which may be limited to a fixed period or perpetual.  These fees are Huashangjie’s main source of revenue.  The fees received are considered deferred revenue and amortized over a period of five years.

Huashangjie provides rebates to certain agents in the form of cash or points credit ranging from 20% - 30% of the platform-usage fee. Such rebates are treated similar to sales commissions.  If Huashangjie grants a rebate at the time it receives a fee from an agent, it is recorded as prepaid commission and expensed when corresponding revenue is recognized from deferred revenue.

Huashangjie has 170,000 registered members and more than 8,000 sales agents.

To make its marketplace relevant to merchants and consumers, Huashangjie seeks to “localize” the information available to users, so that advertisers and consumers in a particular area generally see information that is meaningful to them but which would be of no significance to users in another territory. Huashangjie’s online marketplace contains a vast amount of useful and current local information in approximately 34 provinces, including about 8000 counties, across diverse content categories. Huashangjie conducts automatic and manual screening using proprietary technology and processes to ensure relevance and accuracy of the information on its online marketplace. To further increase the quality of information and enhance user experience, Huashangjie leverages its years of experience and continues to develop processes and features to certify local merchants, encourage local user reviews, collect and respond to customer feedback through customer service teams and provide designed templates to local merchants to make listings more informative and effective.

Huashangjie’s online marketplace provides merchants with an affordable and effective marketing channel targeted to the merchants’ local customer base. Its sales and customer service teams maintain contact with customers to assist them in using online marketing services to achieve optimal marketing effectiveness.

Users post listings on Huashangjie’s marketplace covering a wide range of services and products. Huashangjie organizes the listings on its marketplace by content categories in an intuitive and easy-to-use directory to facilitate browsing and viewing of listings. Within each main content category, information is further sorted into sub-categories with various search criteria and parameters to allow users to refine their information search and increase the relevancy of their search results. Currently, listings on the online marketplace cover the following main content categories: Housing, Jobs, Used Goods, Automotive, Pets, Tickets, Homecare and Relocation, Renovation, Wedding, Business Services, Travel, Education, Foods, Beauty, Entertainment, Franchise and other local services.

Housing:  This is sorted into sub-groups of residential leasing and sub-leasing, secondary property sales, office space leasing, retail space leasing and factory and other industrial real estate leasing. The company differentiates listings uploaded by individuals from those by real estate agents. The tools protect private contact information for individual users who prefer being contacted by individuals instead of real estate agents. The company further facilitates users’ decision making by providing a property pricing index, generated from our listing database, for different areas and property categories.

Jobs:  This currently covers a wide range of job categories such as sales people, skilled workers, food and beverage staff, delivery staff, and homecare and cleaning staff. Employers can search and review resumes on the database. In addition, the content category contains other tools that enable employers to manage, organize and streamline the recruitment and hiring process.

Used Goods:  This covers a wide selection of used consumer products such as computers and peripherals, mobile phones, digital cameras, furniture, household appliances and goods, office furniture, books, artwork, sporting goods, musical instruments and other used goods. Users can also find barter trade deals on our used goods directory.

Automotive:  This includes listings of used cars, car leasing, driving school services, automotive repair and maintenance services, and other car-related services. In addition to providing information, we liaise with qualified third party vendors to facilitate the used cars transaction process by providing services such as vehicle inspection, sales registration, and money-back quality guarantees.

Pets:  This includes listings for different types of pets for sale or adoption, such as dogs, cats, fish, birds and other small house pets. Pet lovers can also find various products and services related to pet care such as pet hospitals, pet food and pet wear.

Tickets:  This includes ticket information for events such as concerts, movies, operas and plays, train and airplane tickets, as well as for amusement parks and other sightseeing and travel destinations.

Yellow pages:  This business directory covers a variety of services, which include homecare and relocation, renovation, wedding, business services, travel, education, food, beauty, entertainment and franchise. In some relevant content categories, we facilitate commerce by providing online user reviews, reservations, and transaction and payment tools. These functionalities further enhance user engagement and bring a higher level of convenience to users.

Huashangjie generates revenue from the sale of access to its marketplace platform and from service charges paid by sales agents. The principal source of the company’s revenue is the fees paid by sales agents for the right to grant merchants access to the Company’s platform.  The Company generally classifies its agents into four levels depending upon the breadth of the territory covered, specifically, provincial, municipal, district level and villagestreet. The agents are responsible for contacting merchants and assisting them to upload promotional information to the appropriate Huashangjie website.  The company currently does not charge any fees to merchants.

Through the implementation of its "localized strategy,” Huashangjie believes it has built an effective "competitive barrier,” which has enabled it to achieve a leading position in many of its geographical markets.

Partner Localization: there are 20,000 webmasters and agents throughout China. Huashangjie incorporates a variety of local business, government and civic information and other resources into its platform to provide useful local information to end-users.

Product Resources Localization: Relying on its strategy of localization, Huashangjie, integrates outstanding local merchants on its websites, providing consumers easy access to information on the products and services with local characteristics which are readily available enabling them to buy products with which they are most familiar as opposed to national or regional brands which may not be known to them.

Operation Philosophy Localization: the concept of cultural integration is a key to cross-regional operations. By acknowledging regional customs and products, and fostering an area’s ability to maintain its characteristics, Huashangjie empowers a local community’s ability to maintain its unique characteristics and market products and services to its local residents.

In addition to maintaining its websites, Huashangjie works with merchants and end users to foster the online to offline (“O2O”) experience whereby the services which the Internet can provide become part of a merchant’s offline strategy.  Combining online and offline business platforms with local government resources, Huashangjie facilitates such web-reliant concepts as the private life butler, private family customization, private goods customization, private doctors and other functions and services.  Providing personalized butler service suited uniquely to the needs of a community’s residents, fosters Huashangjie’s goal of forging interrelated relationships within a community as a means of "creating intelligent communities servicing thousands of households.”

The future development of O2O will further integrate online and offline channels and services. To satisfy diverse demands of various users, web providers such as Huashangjie will need to be able to adapt their product offerings to satisfy customer demands. Such flexibility has been the key to Huashangjie’s success to date and it will continue to seek to develop services aimed at unique consumer groups.

As part of it O2O strategy Huashangjie seeks to bring the online users to the offline stores, paying for goods and services with the convenience of online, and then enjoying the customer service provided by an offline store. By providing discount information and services, reservations and ordering capability, the offline store will allow the Internet user  to “browse” the store online, then come in to the store to complete their purchases. Huashangjie intends to upgrade its product offering to facilitate these kinds of modern merchandising methods.

O2O Market

With the outbreak of the third consumer revolution, as well as the development of the mobile internet and e-commerce and social internet platforms, the online and offline worlds are becoming increasingly more integrated. As consumers become more familiar and comfortable with the Internet, traditional enterprises have sought to make it part of their marketing strategies. The O2O business mode makes the shopping experience easier for both the merchant and consumers. The O2O model provides a communication platform for merchants and consumers to enable offline transactions displayed online. But the ultimate goal remains to entice consumers to go to physical stores, thus achieving the common development of online and offline.

As the Internet continues to deepen the penetration of national products and services into all areas of China, the local market for products and services will become the next area in which the Internet will facilitate commerce.  O2O can play a useful role in two forms of local commerce: one is Online to Offline, the typical application scenarios where users purchase or book a service online, and then go to an offline merchant to enjoy the service or pick up the product. The other is Offline to Online, where users choose the products in the Offline store after physical examination and then order the goods Online.

Huashangjie was established on December 22, 2009 and has registered capital of RMB 5.48 million. Huashangjie is headquartered in Beijing and has 18 offices in 34 provinces of China, and sub-stations in over 100 cities.

UKT

UKT sells merchandise on-line and through retail outlets.  UKT’s platform consists of an e-commerce website, "UKT Mall", a mobile commerce infrastructure, "Huishangbao,” and an electronic management system, "Beneficial Merchant System."  The three components of our platform are designed to create an integrated network that enhances the interaction between businesses and consumers that reinforces brand awareness and fosters repeat customers for our merchant clients.  We have two major revenue sources: (i) commissions on sales through the UKT Mall, and (ii) a trademark usage fee from merchants which operate stores using UKT’s trademarks.

UKT’s online stores features green, organic merchandise and through direct cooperation with the manufacturers, many products sold in the UKT Mall carry trademarks of UKT. These products also are sold under UKT marks in “UKT retail stores” operated by local merchants. UKT charges the local store operator a trademark usage fee.

UKT does not compete with our merchant clients by offering our own goods and services nor do we keep inventory of any merchandise. Our unique platform allows local merchants to customize and arrange their online stores, make direct sales to their target customers and process a large volume of online sales for consumption at their brick and mortar stores.

As of December 31 2014, UKT has established a nationwide network of merchant service centers to support local businesses in 28 major cities and population centers across China.

Our " UKT Mall" website located at “hs.cn/ukt/ “is used to promote and market our company's brand eminence and complete e-service platform by exhibiting our merchant client's online stores and introduce certain selected services and products. Potential customers may then be directed to hs.cn to obtain information on the latest offerings available through such merchants. While the online web mall often helps merchants increase their sales by selling extra capacity, we believe it does not, as a stand-alone offering, significantly promote brand awareness for the merchants or create customer loyalty for the merchants.

Our "Huishangbao" services focus on enhancing the real time interactions between consumers' mobile devices and our e-commerce platform. Since most local merchants in China have a geographic coverage of only a few miles around their brick and mortar stores, a location-based search result is the best way to provide local merchants with access to instant potential customers within a few miles around their stores. We believe a significant portion of our nationwide subscriber base can still be converted to mobile users, which will continue to facilitate the expansion of our mobile commerce business with low subscriber acquisition and retention costs.

Our "Beneficial Merchant System" is a proprietary electronic management system designed for the local merchants. Beneficial Merchant System provides linkage to our central server and facilitates a number of back-office services for our merchant clients. Through Beneficial Merchant System, our merchant clients may also instantly communicate with the Huishangbao App utilized by our retail customers. This extends the capabilities of Huishangbao by providing our merchant clients with additional customer relationship management tools, such as sending follow-on promotional messages to customers with identifiable purchasing habits.

We believe our focus in helping local merchants to promote their own brands distinguishes our platform from other e-commerce providers in China. We have empowered local merchants with limited resources to create sophisticated online branding campaigns and offer better integration of their online and offline resources. With the promotional power of our UKT Mall, the ability to capture mobile consumers through Huishangbao and the specialized electronic management system of our Beneficial Merchant System, we believe we are uniquely positioned to fulfill the needs of local merchants and can be the trusted one-stop e-commerce platform for them.

Huishang E station - Intelligent Community Solutions

Huishang E station is a Convenience Service Station (terminal) where local residents can accomplish various tasks, such as water and electricity bill payment, ordering and picking up tickets for local services.  Huishang E station facilitates the use of the Internet by those who may not have access to the Internet or may not be comfortable using it for certain purposes by allowing them to complete their online transaction in the store.

Huishang E station is a terminal with a 42 inch LCD touch screen which has installed in it an intelligent resident service system based on an online information platform. This service system includes services for such items as housekeeping service, mobile payments, food purchases, community home-based care system and a series of intelligent community services. The Huishang E station solves the bottleneck of online platforms by integrating services onto a convenient easy-to-use device and alerting local processors to a customer’s wants.

The company has also developed a mobile version of the Huishang e-station which when “localized” can meet the basic shopping needs of community residents, enabling individuals to shop more conveniently. Through this device an individual can order "rice, grain, oil, sauce, vinegar and tea”, and “packed lunch”, by simply clicking on the device.  By focusing on a residential community, Huishang E-station can bring all of the stores in the community to the Internet, enabling the community residents to walk freely in the network, do shopping comfortably and conveniently and save money.

Huishangbao - Intelligent Business Solutions

Huishangbao’s mobile platform is a POS product, which is produced by Huashangjie. The POS machine contains four core functions: convenient payment system, customer value-added service systems, we chat-marketing system and interactive media. After registering as a member of Huashangjie the consumer is instantly in contact with local merchants. The system allows consumers and merchants to interact seamlessly online and offline. In one model, merchants give a certain discount on sales to members and distribute part of the profit to all related merchants in the system.

Beijing UKT Investment Management Co., Ltd. was established in 2011 and has registered capital of 300,000 yuan. UKT’s registered address is in the Tongzhou District of Beijing.

Qianxian Media

Qianxian Media distributes a Chinese language agricultural magazine, free of charge, through distribution services provided by unaffiliated third parties and sells advertising space in its magazine and on the website “qianxianhuinong.com.” The magazines cover a wide range of readership by focusing on different areas of interests in agriculture information including planting techniques, expert guidance, seed information, local goods and villages’ instruction.

Qianxian Media’s magazines are available at various dispatching points in Hong Kong, including  gas stations, car parking lots, property agencies, hair salons, foot massage shops, cafes, and club houses for free pick up by the public or for free reading at the respective locations.

The website “qianxianhuinong.com” contents include discount information of farm products, agriculture enterprise introduction, village presentation and agriculture latest news.

The main source of Qianxian Media’s revenue is advertising fees for space in its magazines and on its website.

Marketing

We believe improvement in user experience, which drives word-of-mouth and repeat usage, is an important and efficient form of marketing. In addition, we employ a variety of programs and marketing activities to promote our brand and our services. Our online marketing activities consist of paid marketing through internet navigation sites and various popular search engines in China and display advertisements. Our offline marketing activities include traditional mainstream media such as television, billboard, direct mailing advertisements, public relations activities, as well as sponsored events to increase our visibility and promote our brand. We also conduct merchant related marketing events, such as seminars and workshops, where we meet with local merchants to share insights in the industries, introduce and promote our various online marketing services to deepen our relationship with the merchant network.

Intellectual Property

Our success and ability to compete depend, in part, upon our ability to establish and adequately protect our intellectual property rights. In this regard, we rely primarily on a combination of patent, copyright, software registration, trademark, trade secret and unfair competition laws and contractual rights, such as confidentiality and license agreements with our employees, partners and others. We have registered 6 computer software copyrights including Huashangjie Software, Classified Information Network Software, QiangBaonetwork software, DianBanetwork software nationwide chain trade payment system and Department of Business Treasure mobile wealth system. We own 53 exclusive trademark use rights., . In addition, we have registered 6 domain names including 3ghuashang.com, 3ghuashang.net, 3ghuashang.cn, 3ghuashang.com.cn, hs.cn and 3g华商.中国(domain name in Chinese characters) and handled IP address/domain name registrations.

Employees

As of March 15, 2016, we had a total of 32 employees, including 24 employees of Huashangjie, 4 employees of UKT and 4 employees of Qianxian Media.

Research and Development

None of Huashangjie, UKT and Qianxian Media had research and development expenditures during the years ended December 31, 2015 and 2014.

Competition

Our competitors in the online marketing space include industry- or content-specific vertical websites, whose information serve the same underlying industries as certain content categories of our online marketplace, and smaller or regional online classifieds websites. We may also face competition from major internet companies, who may enter the online classifieds market in China. We compete primarily with our user traffic, effectiveness of services in reaching targeted users, ability to demonstrate marketing results and customer service capabilities. In some cases, we partner with other internet companies to provide better user experiences and achieve win-win collaborations.

Government Regulation

This section sets forth a summary of the significant regulations or requirements that affect our business activities in China or our stockholders’ rights to receive dividends and other distributions from us.

Regulations on Value-Added Telecommunication Services

The PRC government extensively regulates the telecommunications industry, including the Internet sector. The PRC State Council, the MIIT, the Ministry of Commerce, the State Administration for Industry and Commerce, or the SAIC, the State Administration of Press, Publication, Radio, Film and Television (formerly the General Administration of Press and Publication) and other relevant government authorities have promulgated an extensive regulatory scheme governing telecommunications, Internet-related services and e-commerce. However, China’s telecommunications industry and Internet-related industry are at an early stage of development. New laws and regulations may be adopted from time to time that will require us to obtain additional licenses and permits in addition to those that we currently have, and will require us to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future Chinese laws and regulations applicable to the telecommunications, Internet-related services and e-commerce.

Licenses for Value-Added Telecommunication Services

The Catalogue for the Guidance of Foreign Investment Industries, or the Catalogue, as promulgated and amended from time to time by the Ministry of Commerce and the National Development and Reform Commission, is the principal guide to foreign investors’ investment activities in the PRC. The most updated version of the Catalogue, which was promulgated in March 2015, divides the industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC laws and regulations. A wholly foreign-owned enterprise is generally permitted for encouraged industries; while for restricted industries, such as value-added telecommunications service industry, there are some limitations to the ownership and/or corporate structure of the foreign-invested companies that operate in such industries. Industries in the prohibited category are not open to foreign investors.

The Telecommunications Regulations issued by the PRC State Council in September 2000 and amended in July 2014 are the primary regulations governing telecommunication services. The Telecommunications Regulations set out the general framework for the provision of telecommunication services by PRC companies. Under the Telecommunications Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecommunications Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services.” Information services such as content service, entertainment and online games services are classified as value-added telecommunications services.

Pursuant to the Administrative Measures for Telecommunications Business Operating Permit promulgated by the MIIT in March 2009, there are two types of telecom operating licenses for operators in China, namely, licenses for basic telecommunications services and licenses for value-added telecommunications services. The operation scope of the license will detail the permitted activities of the enterprise to which it is granted. An approved telecommunication services operator must conduct its business in accordance with the specifications recorded on its value-added telecommunications services operating license.

Pursuant to the Administrative Measures on Internet Information Services, promulgated by the PRC State Council in September 2000 and amended in January 2011, commercial Internet information services operators must obtain an ICP License, from the relevant government authorities before engaging in any commercial internet information services operations within the PRC. Huashangjie Company, our consolidated affiliated entity, obtained an ICP License issued by Beijing Administration of Telecommunication in March 2012, and will expire in May 6, 2015. The service items specified in this license include Internet information service (excluding information related to press, publication, education, medical care, drugs and medical devices, including bulletin boards service).

Foreign Investment in Value-Added Telecommunications Services

Pursuant to the Provisions on Administration of Foreign-Invested Telecommunications Enterprises, promulgated by the State Council in December 2001 and amended in February 2016, the ultimate foreign equity ownership in a value-added telecommunications services provider may not exceed 50%. Moreover, for a foreign investor to acquire any equity interest in a value-added telecommunication business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating good track records and experience in operating value-added telecommunication business overseas. Foreign investors that meet these requirements must obtain approvals from the MIIT and the Ministry of Commerce or its authorized local counterparts, which retain considerable discretion in granting approvals. Pursuant to publicly available information, the PRC government has issued telecommunications business operating licenses to only a limited number of foreign-invested companies, all of which are Sino-foreign joint ventures engaging in the value-added telecommunication business.

The MIIT Circular issued in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain a business operating license for internet content provision to conduct any value-added telecommunications business in China. Pursuant to the circular, a domestic company that holds an ICP license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. The MIIT Circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations.

In light of the aforesaid restrictions, we rely on Huashangjie our consolidated affiliated entity, to hold and maintain the licenses necessary to provide online marketing services and other value-added telecommunications services in China. To comply with these PRC regulations, we operate our website and value-added telecommunications services through Huashangjie. Huashangjie holds an ICP license and owns all domain names used in our value-added telecommunications businesses.

Regulations on Information Security and Censorship

The PRC government regulates and restricts Internet content in China to protect state security and ensure the legality of the Internet content. The National People’s Congress, China’s national legislative body, enacted a law in December 2000, as subsequently amended, among other things, makes it unlawful to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak state secrets; (4) spread false commercial information; or (5) infringe intellectual property rights. Pursuant to the Administrative Measures on Internet Information Services and other applicable laws, internet content providers and internet publishers are prohibited from posting or displaying over the Internet content which violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Internet service providers are required to monitor their websites, including electronic bulletin boards. They may not post or disseminate any content that falls within these prohibited categories and must remove any such content from their websites. The PRC government may shut down the websites of ICP license holders that violate any of the above-mentioned content restrictions and revoke their ICP licenses. In addition, the MIIT has published regulations that subject ICP operators to potential liability for content displayed on their websites and the actions of users and others using their systems, including liability for violations of PRC laws and regulations prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local internet service provider to block any internet website at its sole discretion. From time to time, the Ministry of Public Security has stopped the dissemination over the Internet of information which it believes to be socially destabilizing.

The Ministry of Public Security has promulgated measures in December 1997 and amended in January 2011 that prohibit the use of the Internet in ways which, among other things, result in a leakage of State secrets or the distribution of socially destabilizing content. Socially destabilizing content includes any content that incites defiance or violations of PRC laws or regulations or subversion of the PRC government or its political system, spreads socially disruptive rumors or involves cult activities, superstition, obscenities, pornography, gambling or violence. Under PRC law, state secrets are defined broadly to include information concerning PRC national defense, state affairs and other matters as determined by the PRC authorities.

In December 2005, the Ministry of Public Security promulgated Provisions on Technological Measures for Internet Security Protection. These measures and the Administrative Measures on Internet Information Services require all ICP operators to keep records of certain information about their users (including user registration information, log-in and log-out time, IP address, content and time of listings by users) for at least 60 days and submit the above information as required by laws and regulations. The ICP operators must regularly update information security and censorship systems for their websites with local public security authorities, and must also report any public dissemination of prohibited content. If an ICP operator violates these measures, the PRC government may revoke its ICP license and shut down its websites. Pursuant to the Decision on Strengthening Network Information Protection issued by the Standing Committee of the PRC National People’s Congress in December 2012, ICP operators must request identity information from users when ICP operators provide information publication services to the users. If ICP operators come across prohibited information, they must immediately cease the transmission of such information, delete the information, keep relevant records, and report to relevant government authorities. In July 2013, the MIIT promulgated the Regulation on Protection of Personal Information of Telecommunication and Internet Users to provide for more detailed rules in this respect.

In addition, the State Secrecy Bureau has issued provisions authorizing the blocking of access to any website it deems to be leaking state secrets or failing to comply with the relevant legislation regarding the protection of state secrets.

As Huashangjie is an ICP operator, it is subject to the laws and regulations relating to information security. To comply with these laws and regulations, it has completed the mandatory security filing procedures with the local public security authorities, regularly update their information security and content-filtering systems with newly issued content restrictions, and maintains records of users’ information as required by the relevant laws and regulations. Huashangjie also has taken measures to delete or remove links to content that to its knowledge contains information violating PRC laws and regulations. The majority of the content posted on our websites is first screened by our filtering systems. Content containing prohibited words or images is then manually screened by employees who are dedicated to screening and monitoring content published on our websites and removing prohibited content. We believe that with these measures in place, no prohibited content under PRC information security laws and regulations should have been publicly disseminated through our websites in the past. However, there is significant amount of content posted on our websites by our users on a daily basis. If any prohibited content is publicly disseminated in the future and we become aware of it, we will report it to the relevant government authority. We believe these measures taken by us are generally in compliance with the relevant laws and regulations.

If, despite the precautions, we fail to identify and prevent illegal or inappropriate content from being displayed on or through our websites, we may be subject to liability. In addition, these laws and regulations are subject to interpretation by the relevant authorities, and it may not be possible to determine in all cases the types of content that could result in liability. To the extent that PRC regulatory authorities find any content displayed on or through our websites objectionable, they may require us to limit or eliminate the dissemination or availability of such content or impose penalties, including the revocation of our operating licenses or the suspension or shutdown of our online operations. In addition, the costs of compliance with these regulations may increase as the volume of content and users on our websites increases.

Regulations on Internet Privacy

The PRC Constitution states that PRC law protects the freedom and privacy of communications of citizens and prohibits infringement of these rights. In recent years, PRC government authorities have promulgated laws and regulations on internet use to protect personal information from any unauthorized disclosure. The Decision on Strengthening Network Information Protection and the Regulation on Protection of Personal Information of Telecommunication and Internet Users provide that information that identifies a citizen, the time or location for his use of telecommunication and Internet services, or involves privacy of any citizen such as his birth date, ID card number, and address is protected by law and must not be unlawfully collected or provided to others. ICP operators collecting or using personal electronic information of citizens must specify the purposes, manners and scopes of information collection and uses, obtain consent of the relevant citizens, and keep the collected personal information confidential. ICP operators are prohibited from disclosing, tampering with, damaging, selling or illegally providing others with, collected personal information. ICP operators are also prohibited from collection and use of personal information after a user has stopped using the services. ICP operators are required to take technical and other measures to prevent the collected personal information from any unauthorized disclosure, damage or loss as well as conducting a self-examination of their protection of personal information at least once a year. The Administrative Measures on Internet Information Services prohibit an ICP operator from insulting or slandering a third party or infringing upon the lawful rights and interests of a third party. Pursuant to the Internet Electronic Bulletin Service Administrative Measures, ICP operators that provide electronic messaging services must keep users’ personal information confidential and must not disclose the personal information to any third party without the users’ consent or unless required by law. The relevant telecommunications authorities are further authorized to order ICP operators to rectify unauthorized disclosure. ICP operators are subject to legal liability, including warnings, fines, confiscation of illegal gains, revocation of licenses or filings, closing of the relevant websites, administrative punishment, criminal liabilities, or civil liabilities, if they violate relevant provisions on internet privacy. The PRC government, however, has the power and authority to order ICP operators to turn over personal information if an internet user posts any prohibited content or engages in illegal activities on the internet.

Regulations on E-commerce

Regulations on online trading

China’s e-commerce industry is at an early stage of development and there are few PRC laws or regulations specifically regulating e-commerce business. In December 2007, the Standing Committee of Beijing Municipal People’s Congress adopted the Beijing Municipal Regulations on Promotion of Informatization, which provide that any individual or enterprise that conducts business operations through the Internet must obtain a business license and/or other necessary licenses prior to operation. The operator of any website is responsible for checking such individuals’ or enterprises’ licenses. In July 2008, the Beijing AIC promulgated certain rules for implementing the above-mentioned regulation. Pursuant to these rules, any individual or enterprise failing to obtain a business license may be prohibited from doing business on an e-commerce marketplace operating in Beijing, and violation of these rules may lead to penalties on either the individual/enterprise or the operator of the e-commerce marketplace. On January 26, 2014, the SAIC adopted the Administrative Measures for Online Trading, or the Online Trading Measures, which became effective on March 15, 2014 and repealed the Interim Measures for the Administration of Online Products Sales and Relevant Services previously issued by the SAIC in May 2010. Pursuant to the Online Trading Measures, enterprises or other operators that engage in online product sales and other services and have been registered with the SAIC or its local branch must make available to the public the information stated in their business licenses or the link to their business licenses online on their websites; individuals that engage in online product sales and other services must submit actual identification information such as name and address to the operator of the e-commerce marketplace. The Online Trading Measures, however, allow individuals to engage in online product sales and other services without obtaining a business license. Under the Online Trading Measures, a consumer is entitled to return the products (other than customized products, fresh and perishable goods, audio or visual products, computer software and other digital products downloaded online or unpackaged by consumers, and newspapers and journals that have been delivered) within seven days from the date after receipt of the products without giving any reason. The online sellers must, within seven days upon receipt of the returned products, refund the prices paid by consumers for relevant products. In addition, sellers are prohibited from using contract terms or other means setting out provisions that are unfair or unreasonable to consumers such as those excluding or restricting consumers' rights, reducing or exempting operators' responsibilities, and increasing the consumers' responsibilities, and are prohibited from forcing consumers to enter into transactions by using contract terms and technical means.

Huashangjie has obtained a business license from a branch of the Beijing AIC with a term from December 2009 to December 2029. UKT Company has obtained a business license from a branch of the Beijing AIC with a term from September 2011 to September 2031. We believe that, except for merchants who conduct transactions on our websites, our other users who list information on our marketplace and conduct the product sales and other services offline are not subject to the provisions regarding websites. As for merchants who conduct transactions on our websites, we check their business licenses before allowing them to post listings on our marketplace to ensure compliance with license requirements under PRC laws and regulations. However, uncertainties exist in terms of the implementation of these national and Beijing local rules due to the lack of practical guidance. We cannot predict with certainty to what extent these rules will affect our business operations or future strategies.

According to “Administrative Measures on Registration of Operating Networks” (effective since October 1, 2004) issued by Beijing AIC, the operating network built by an enterprise shall be registered with Beijing AIC. The AIC will stick an electronic mark of operation network registration at the first page of the network and announce the registration information in public. Huashangjie’s network (website:3ghuashang.com, 3ghuashang.net, hs.cn) in operation has been gone through operating network registration and an electronic mark of operation network registration has been struck at the first page.

Regulations on online trading of specific goods or services

According to the Online Trading Measures, operators cannot trade the goods or services prohibited by laws and regulations via the Internet. Press, publication, education, medical care, drugs and medical devices are excluded in the ICP License held by Huashangjie. Therefore, Huashangjie cannot be engaged in Internet transaction or information release services for such goods or services, unless the manufacturers or merchants have obtained the relevant permission before releasing information and trading on Huashangjie’s network.

Regulations on Food Circulation Certificate

In accordance with “Food Safety Law of the PRC” promulgated by the Standing Committee of  National People’s Congress in February 2009 and amended in April 2015, “Administrative Measures on Food Circulation Permission”, “Regulations of Beijing on Food Safety”, “Measures of Beijing for Management of Food Circulation Permission” (effective since January 6, 2014) and “Regulations no Management of Classified Food Circulation Permission in Different Sectors (Trial)”, The Internet food seller belong to “out-store food operator” shall apply for “Food Circulation Permission”, “the operation method shall be assessed as retailing”, “reason shall be specified if food wholesale is applied at the same time”.

UKT Company holds “Food Circulation Permission” issued by Tongzhou District Food and Drug Administration of Beijing Municipality on August 24, 2014 with permitted scope of wholesale of pre-packed foods, effective during August 24, 2014- August 23, 2017.

Regulation of Advertising Services

The principal regulations governing advertising businesses in China are:

•	The Advertising Law of the PRC (2015);

•	The Advertising Administrative Regulations (1987);
•	The Implementing Rules for the Advertising Administrative Regulations (2004);
•	Administrative Measures of Advertising Business License (2005);
•	Administrative Measures of Printed Advertisings” (2005); and

These laws, rules and regulations require companies such as ours that engage in advertising activities to obtain a business license that explicitly includes advertising in the business scope from the SAIC or its local branches.

Applicable PRC advertising laws, rules and regulations contain certain prohibitions on the content of advertisements in China (including prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest). Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited, and the dissemination of advertisements of certain other products, such as tobacco, patented products, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics, are also subject to specific restrictions and requirements.

Advertisers, advertising operators and advertising distributors, including the businesses that certain of the variable interest entities operate, are required by applicable PRC advertising laws, rules and regulations to ensure that the content of the advertisements they prepare or distribute are true and in compliance with applicable laws, rules and regulations. Violation of these laws, rules and regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke the violator’s license or permit for advertising business operations. In addition, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe the legal rights and interests of third parties, such as infringement of intellectual proprietary rights, unauthorized use of a name or portrait and defamation.

In accordance with the Advertising Law of the PRC” and the Administrative Measures of Printed Advertisings effective since January 1, 2005, the advertising operator releasing printed advertisings in fixed form shall conform to following conditions and obtain a Registration Certificate of Printed Advertising in Fixed Form”: (i) specified in advertising with the business scope including advertising agency and release, and indicating in the company name that the enterprise is in “advertising” industry; (ii) with registered capital for more than RMB 1,500,000; (i) the enterprise has been incorporated for over three years.

Qianxian Media holds Registration Certificate of Printed Advertising in Fixed Form issued by Beijing Administration for Industry and Commerce on August 13, 2013, effective from August 13, 2013 to August 12, 2015. According to the certificate, the company is allowed to release printed advertising in fixed form.

Regulations on Software Products

The Administrative Measures on Software Products, issued by the MIIT in March 2009 and subsequently amended, provide a registration and filing system with respect to software products made in or imported into China. These software products may be registered with the relevant local authorities in charge of software industry administration. Registered software products may enjoy preferential treatment status granted by relevant software industry regulations. Software products can be registered for five years, and the registration is renewable upon expiration.

In order to further implement the Computer Software Protection Regulations promulgated by the State Council in December 2001 and amended in January 2013, the State Copyright Bureau issued the Computer Software Copyright Registration Procedures in February 2002, which apply to software copyright registration, license contract registration and transfer contract registration. We have registered 6 computer software copyrights in China.

Regulations on Trademarks

Trademarks are protected by the PRC Trademark Law adopted in 1982 and subsequently amended as well as the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2013. The Trademark Office under the SAIC handles trademark registrations. Trademarks can be registered for a term of ten years and can be extended for another ten years if requested upon expiry of the first or any renewed ten-year term. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration application has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same type of or similar commodities or services, the application for such trademark registration may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such another party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices. In China, we have 13 registered trademarks and 37 trademark registration applications pending.

Tort Liability Law

In accordance with the Tort Liability Law, internet users and internet service providers bear tortious liabilities in the event they infringe other persons’ rights and interests through the internet. Where an internet user conducts tortious acts through internet services, the infringed person has the right to request the internet service provider to take necessary actions such as deleting contents, screening and delinking. The internet service provider, failing to take necessary actions after being informed, will be subject to joint and several liabilities with the internet user with regard to the additional damages incurred. If an internet service provider knows an internet user is infringing other persons’ rights and interests through its internet service but fails to take necessary action, it shall be jointly and severally liable with the internet user. We have internal policy designed to reduce the likelihood that user content may be used without proper licenses or third-party consents. When we are approached and requested to remove content uploaded by users on the grounds of infringement, we investigate the claims and remove any uploads that appear to infringe the rights of a third party after our reasonable investigation and determination. However, such policy may not be effective in preventing the unauthorized listing of copyrighted materials or materials infringing other rights of third parties.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

Since SAFE Circular 142 has been in place for more than five years, SAFE decided to further reform the foreign exchange administration system in order to satisfy and facilitate the business and capital operations of foreign invested enterprises, and issued the Circular on the Relevant Issues Concerning the Launch of Reforming Trial of the Administration Model of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises in Certain Areas on August 4, 2014. This circular suspends the application of SAFE Circular 142 in certain areas and allows a foreign-invested enterprise registered in such areas with a business scope including “investment” to use the RMB capital converted from foreign currency registered capital for equity investments within the PRC.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

We typically do not need to use our offshore foreign currency to fund our PRC operations. In the event we need to do so, we will apply to obtain the relevant approvals of SAFE and other PRC government authorities.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

We have notified the former beneficial owners of Yinhang’s shares of common stock of their filing obligation. The failure of these individuals to register in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions. Failure to register also may limit our ability to contribute additional capital to our PRC subsidiary or receive dividends or other distributions from our PRC subsidiary or other proceeds from disposal of our PRC subsidiary, or we may be penalized by SAFE.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside as general reserves at least 10% of their after-tax profit, until the cumulative amount of such reserves reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

PRC Enterprise Income Tax Law and Individual Income Tax Law

Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. PRC resident enterprises typically pay an enterprise income tax at the rate of 25%. An enterprise established outside of the PRC with its “de facto management bodies” located within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC domestic enterprise for enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

The SAT Circular 82 issued by the SAT in April 2009 and amended in January 2014 provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled offshore incorporated enterprise is located in China. Pursuant to the SAT Circular 82, a PRC-controlled offshore incorporated enterprise has its “de facto management body” in China only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) more than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. The SAT Bulletin 45, with effect from September 2011, provides more guidance on the implementation of the SAT Circular 82 and provides for procedures and administration details of determination on resident status and administration on post-determination matters. Although the SAT Circular 82 and the SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth there may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or PRC enterprise groups or by PRC or foreign individuals.

Due to the lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by a company such as ours. We do not believe Yinhang and Yinhang HK meet all the criteria provided by the implementation rules, thus we do not believe Yinhang and Yinhang HK are PRC “resident enterprises.” If the PRC tax authorities determine that Yinhang and Yinhang HK are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. See “Risk Factors — Risks Relating to Doing Business in China — Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and has a material adverse effect on our results of operations and the value of your investment.”

The EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the implementation rules and other regulations, to enjoy a reduced 15% enterprise income tax rate subject to certain new qualification criteria. The SAT, the Ministry of Science and Technology and the Ministry of Finance jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises delineating the specific criteria and procedures for the “high and new technology enterprises” certification in April 2008. Enterprises recognized as “high and new technology enterprises” will enjoy a reduced 15% enterprise income tax rate after they go through tax reduction application formalities with relevant tax authorities. Huashangjie renewed its “high and new technology enterprise” certificate in October 2014, with the valid period of three years. Huashangjie will be eligible for a preferential tax rate of 15% when it has taxable income under the EIT Law, as long as it maintains its “high and new technology enterprise” status.

VAT

Our PRC subsidiary and consolidated affiliated entities are subject to VAT at a rate of 6% for online marketing and advertising services, including the Huishang E Station, and 17% for on-line sales of Huishanbao and other products. VAT payable on goods sold or taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period.

Employment Laws

In accordance with the PRC National Labor Law, which became effective in January 1995, and the PRC Labor Contract Law, which became effective in January 2008, as amended subsequently, employers must execute written labor contracts with full-time employees in order to establish an employment relationship. All employers must compensate their employees equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. In addition, employers in China are obliged to pay contributions to the social insurance plan and the housing fund plan for employees.

We have entered into employment agreements with all of our full-time employees. If we fail to make sufficient payments to such plans in accordance with applicable PRC laws and regulations we may be required to make up the contributions for such plans as well as to pay late fees and fines.

Corporate History

The Company was incorporated under the laws of the State of Nevada on February 9, 2010 under the name GreenChoice International, Inc. The Company was organized for the business purpose of marketing prefabricated log cabin type homes in countries outside North America.   From inception and through April 30, 2013, its business operations were limited primarily to the development of a business plan and the establishment of relationships with firms in Asia successful in the housing construction industry. In May 2013, following a change in control, the Company abandoned that business purpose to pursue opportunities in the petroleum industry, and on June 5, 2013, amended its articles of incorporation to change its name to Bison Petroleum, Corp., increased the number of authorized shares of common stock from 100,000,000 to 800,000,000 and authorized an 8-for-1 forward split of its issued and authorized shares of common stock.

From inception until the acquisition of Yinhang on May 13, 2015, Bison was a development stage company with nominal assets and without employees, and therefore was considered a “shell company,” as that term is defined in Rule 12b-2 under the Exchange Act. As a result of the acquisition of Yinhang, we are no longer a shell company.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We operate in a fast-evolving industry, which makes it difficult to evaluate our business and prospects.

Many of the elements of our business are evolving and relatively unproven. The markets for our technology and products and services are relatively new and rapidly developing and are subject to significant challenges. Our business plan relies heavily upon growing our user base and exploring new market opportunities, and we may not succeed in any of these respects.

As the online marketing services and mobile services industries in China are relatively young and untested, there are few proven methods of projecting user demand or available industry standards on which we can rely. We cannot assure you that our attempts to expand our user base and products and services will be successful, profitable or widely accepted and therefore the future revenue and income potential of our business are difficult to evaluate. You should consider our prospects in light of the risks and uncertainties fast-growing companies with limited operating histories may encounter.

If we fail to continually anticipate user preferences and provide attractive services on our online marketplace, we may not be able to grow and retain our user base.

Our success depends on our ability to grow and retain our user base. In order to attract and retain users and compete against our direct competitors and other industry or content-specific vertical websites, we must continue to innovate and introduce services that our users find useful and attract them to use our online marketplace more frequently and become our paying users. For example, we must continue to develop new content categories on our online marketplace that appeal to our users. The popularity of online marketing services and other Internet services is difficult to predict, and we cannot be certain that the services we offer will continue to be popular with our users or sufficiently successful to offset the costs incurred to offer these services. Given that we operate in a rapidly evolving industry in China, we need to continually anticipate user preferences and industry changes and respond to such changes in a timely and effective manner. If we fail to anticipate and meet the needs of our users, the size of our user base may decrease. A decrease in our user base would render our online marketplace less attractive to merchants and may reduce our membership and online marketing revenues, which may have a material and adverse effect on our marketing business, financial condition and results of operations.

If we fail to retain existing or attract new local merchants to use our online marketplace, our business, financial condition and prospects may be materially and adversely affected.

The success of our business depends on our ability to attract and retain local merchants that provide information on our online marketplace to consumers and offer attractive products and services to end-users. If we are unable to grow and maintain a healthy ecosystem of local merchants, our users may find our online marketplace to be less useful than expected and may not continue to use our online marketplace. This in turn may affect our ability to attract new merchants and convince existing merchants to continue to offer their services and products on our online marketplace or increase their level of spending on our services. The competitive landscape of local merchants using our online marketing services changes quickly and such merchants may have temporary recruiting or marketing needs from time to time. In addition, our efforts to provide greater incentives for merchants currently using our on-line marketing services to continue to use our online marketing services may not be successful. Our customers may terminate their spending on our online marketing services because we no longer serve their needs or because their demands can be better fulfilled by our competitors or other service providers. Decisions by merchants not to continue to use our online marketing services could reduce our revenues, as well as cause us to incur additional cost in attracting new paying merchants and other customers. A significant increase in local merchant attrition or decrease in local merchant spending on our services would have an adverse effect on our business, financial condition and results of operations.

We may not be able to continue to operate as a going concern.

The Company incurred a net loss of $ 4.31 million for the year ended December 31, 2015. The Company also had a shareholders' deficit of $10.30 million as of December 31, 2015. These conditions raise a substantial doubt about our ability to continue as a going concern. The Company is currently changing its current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets the users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform, expects official operation to begin within a few months. With existing resources for sales and marketing channels including over 8,000 agents, and the huge market for internet users in rural areas, the managements expects a healthy growth of the business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the shareholders of the Company have advanced funds for their operations from time to time, there is no assurance that adequate cash will be available from those shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Further equity financings may dilute our existing stockholders. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

Furthermore, our ability to achieve or maintain profitability is affected by various factors that are beyond our control. For example, our revenues and profitability depend on the continuous development of the online marketing industry in China and local merchants’ allocation of more of their budgets to online marketing services companies. We cannot assure you that online marketing services companies will become more widely accepted in China or that merchants will increase their spending on online marketing services websites.

Our business requires significant and continuous capital investment.

We will require a high level of capital expenditure in the foreseeable future to fund our ongoing operations and future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;
●	the condition of the global and domestic financial markets; and
●	changes in the monetary policy of the PRC government with respect to bank interest rates and lending practices.

If we require additional funds and cannot obtain them on acceptable terms when required or at a reasonable financing cost or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business. These or other factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any of these factors may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty in managing our future growth and any associated increased scale of our operations.

We expect to expand through both organic growth and acquisitions. Our future expansion may place a significant strain on our managerial, operational, technical and financial resources. In order to better allocate our resources to manage our growth, we must hire, recruit and manage our workforce effectively and implement adequate internal controls in a timely manner. If we are unable to effectively manage our growth and the associated increased scale of our operations, our business, financial condition and results of operations could be materially and adversely affected.

We face intense competition, and if we do not compete successfully against existing and new competitors, we may lose market share and suffer losses.

We face intense competition. Our competitors in the online marketing space include industry or content-specific vertical websites whose information serve the same underlying industries as certain content categories of our online marketplace, as well as smaller or regional online classifieds websites. We may also face competition from major Internet companies, who may enter the online classifieds market in China. We compete primarily on the basis of user traffic, effectiveness of services in reaching targeted users, ability to demonstrate marketing results and customer service capabilities.

We believe that our competitiveness depends upon many factors both within and beyond our control, including our ability to increase our brand recognition and continue to develop user loyalty, our ability to keep up with the technological developments and users’ changing demands and our ability to raise sufficient capital to sustain and expand our business. For example, we may have to increase our sales and marketing expenses from time to time to promote our brand, especially when the competition is intense. Some of our current and potential competitors may have greater financial, marketing, user traffic and other resources than we have. In addition, local content providers may be acquired by, receive investments from or enter into strategic relationships with larger, well-established and well-financed companies or investors. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and system development than us. Increased competition may reduce our market share and require us to increase our marketing and promotion efforts, which could negatively affect our operating margins or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors or maintain our leading position or level of user traffic in the online marketing services market in China, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to effectively manage our growth and expansion or implement our business strategies, in which case our business and results of operations may be materially and adversely affected.

We have experienced a period of rapid growth and expansion, which has placed, and continues to place, significant strain on our management and resources. We cannot assure you that this level of significant growth and expansion will be sustainable or achieved at all in the future. We believe that our continued growth and expansion will depend on our ability to develop new sources of revenue, attract new users, paying merchant members and customers, retain and expand paying merchant members and customers, encourage additional spending by our customers, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in user access to and use of the Internet, expand into new market segments, integrate new devices, platforms and operating systems and take advantage of any growth in the relevant markets. We cannot assure you that we will achieve any of the above.

To manage our growth and expansion, and to attain and maintain profitability, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We will also need to further expand, train, manage and motivate our workforce and manage our relationships with our paying merchant members and customers. All of these endeavors involve risks and will require substantial management efforts and skills and significant additional expenditures. Our further expansion may divert our management, operational or technological resources from our existing business operations. In addition, our expansion may require us to operate in new cities in China, including a number of small cities in China, where we may have difficulty in adjusting to local market demands and regulatory requirements. We cannot assure you that we will be able to effectively manage our growth and expansion or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations.

Any damage to our reputation and brand or failure to enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

We believe that the market recognition and reputation of our brand have significantly contributed to the success of our business. Maintaining and enhancing our brand is critical to our success and ability to compete. Many factors, some of which are beyond our control, may negatively impact our brand and reputation, such as:

☐	any failure to maintain a pleasant and reliable experience for users as their preferences evolve and as we expand into new services;

☐	any decrease in brand awareness among our existing and potential users; and
☐
any negative publicity about us or online marketing services or mobile services in general, including any actual or perceived security or product or service quality problems involving online marketing services providers in China.

If we are unable to maintain a good reputation, further enhance our brand recognition, continue to develop our user loyalty and increase positive awareness of our website, our results of operations may be materially and adversely affected.

We have incurred significant costs on a variety of marketing efforts designed to attract users, and some marketing campaigns and methods may turn out to be ineffective.

We have invested significantly in marketing to promote public awareness of our online services, enhance our brand recognition and drive user growth, including incurring approximately RMB1 million in advertising expenses on conferences hosted by local offices in April and May of 2015. Such advertising expenses represented approximately 50% of our revenues in the corresponding periods. Our marketing activities may not be well received by users and may not attract the additional traffic that we anticipated. The evolving marketing approaches and tools require us to enhance our marketing approaches and experiment with new marketing methods to keep pace with industry developments and user preferences. Failure to refine our existing marketing approaches or to introduce new effective marketing approaches in a cost-effective manner could reduce our market share, cause our revenues to decline and negatively impact our profitability.

The markets for online marketing services and mobile services in China are constantly evolving and may not grow as quickly as expected or at all.

Our business and prospects are affected by the development of emerging Internet business models in China, including those for online marketing services and mobile services. Our online marketing services have distinct business models which may differ from models for these businesses in other markets, such as the United States, and that are in varying stages of development and monetization. Our future success will depend on our ability to respond to rapidly changing technologies, adapt our products and services to evolving industry standards and improve the performance and reliability of our products and services. Our failure to adapt to such changes could harm our business. In addition, changes in user behavior resulting from technological developments may also adversely affect us. We cannot assure you that the online marketing services and mobile services industries in China will continue to grow as rapidly as they have in the past or at all. With the development of technology, new Internet services may emerge which are not a part of our service offerings and which may render online marketing services or mobile services less attractive to users. The growth and development of these industries are affected by numerous factors, such as the macroeconomic environment, regulatory changes, technological innovations, development of Internet and Internet-based services, users’ general online experience, cultural influences and changes in tastes and preferences. If the online marketing services and mobile services industries in China do not grow as quickly as expected or at all, or if we fail to benefit from such growth by successfully implementing our business strategies, our business and prospects may be adversely affected.

If we fail to keep up with the technological developments and users’ changing requirements or to successfully capture and retain a significant portion of the growing number of users that access online marketing services, we may be unable to meet our revenue growth expectations and our results of operation may be adversely affected.

The Internet industries in China are subject to rapid and continuous changes in technology, user preferences, the nature of services offered and business models. Our success will depend on our ability to keep up with the changes in technology and user behavior resulting from technological developments. If we do not adapt our services to such changes in an effective and timely manner, we may suffer from decreased user traffic, which may result in a reduction of revenues from on-line marketing services or a decrease in spending on our other services.

Our online marketing services are now accessible to users from many Internet-enabled devices, and we offer versions of our services for mobile operating systems. An important element of our strategy is to continue to develop our online marketplace and services for mobile devices to capture a greater share of the growing number of users that access online marketing services and other Internet services through smartphones and other mobile devices. The lower resolution, functionality and memory associated with some mobile devices make the use of services through such devices more difficult and the services we develop for these devices may fail to prove compelling to users. Manufacturers or distributors may establish unique technical standards for their devices, and our services may not work or be viewable on these devices as a result. As new devices and new services are continually being released, it is difficult to predict the problems we may encounter in developing our services for use on these devices and we may need to devote significant resources to the creation, support and maintenance of such services. Devices providing access to our products and services are not manufactured and sold by us, and we cannot assure you that the companies manufacturing or selling these devices would always ensure that their devices perform reliably and are maximally compatible with our systems. Any faulty connection between these devices and our products and services may result in consumer dissatisfaction with us, which could damage our brand and have a material and adverse effect on our financial results. Furthermore, new online marketing services may emerge which are specifically created to function on mobile platforms, as compared to our online marketing services that were originally designed to be accessed through personal computers, or PCs, and such new services may operate more effectively through mobile devices than our own. If we are unable to attract and retain a substantial number of mobile device users to our services, or if we are slower than our competitors in developing attractive services that are adapted for such devices, we may fail to capture a significant share of an increasingly important portion of the market for our services or lose existing users, either of which may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, changes in technologies may require substantial capital expenditures in development of new features, applications and services as well as in modification of existing features, applications, services or infrastructure. We may not successfully execute our business strategies due to a variety of reasons such as technical hurdles, misunderstandings or erroneous predictions of market demand or lack of necessary resources. Failure in keeping up with technological developments may result in our online marketplace being less attractive, and as a result we may be unable to meet our revenue growth expectations and our results of operations may be adversely affected.

If Internet search engines’ ranking methodologies are modified or our search result page rankings decline for other reasons, our user traffic could decrease.

We depend in part on various Internet companies to direct traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or internet companies could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If Internet companies modify their search algorithms in ways that are detrimental to our user growth or in ways that make it harder for our users to find our website, or if our competitors’ search engine optimization efforts are more successful than ours, our overall growth in user traffic could slowdown or decrease, and we could lose existing users. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website would harm our business and results of operations.

Our business depends substantially on the continuing efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

We currently depend on the continued services and performance of the key members of our management team, in particular Mr. Yong Xu, our Chairman, and Ms. Yahong Zhao, our Chief Executive Officer. Mr. Xu is one of our founders and his leadership has played an integral role in our growth. Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their service, we might not be able to replace them easily, in a timely manner, or at all, and our business may be severely disrupted, our financial conditions and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain personnel.

If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel, particularly management, technical and marketing personnel with expertise in the online marketing industry. Our field sales and customer service teams are also critical to maintaining the quality of our services as they interact with local merchants on a daily basis. We must continue to attract qualified personnel at a fast pace to keep up with our growing user base and the scale of our operations. Since our industry is characterized by high demand and intense competition for talent, there can be no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. As we are still a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. If we are unable to attract, train, and retain qualified personnel, our business may be materially and adversely affected.

The proper functioning of our marketplace, network infrastructure and information technology systems is essential to our business, and any failure to maintain the satisfactory performance, security and integrity of our systems will materially and adversely impair our ability to provide services and affect our business, reputation, financial condition and results of operations.

The proper functioning of our marketplace is essential to the conduct of our business. Specifically, the satisfactory performance, reliability and availability of our website and mobile applications, our transaction-processing systems and our network infrastructure are critical to our success and our ability to attract and retain users and provide adequate services. Our revenues depend on the user traffic on our website and the volume of activities that traffic creates.

In addition, our ability to provide consumers and local merchants with a high quality online experience depends on the continuing operation and scalability of our network infrastructure and information technology systems. The risks we face in this area include:

•
our systems are potentially vulnerable to damage or interruption as a result of earthquakes, floods, fires, extreme temperatures, power loss, telecommunications failures, technical error, computer viruses, hacking and similar events;

•
we may encounter problems when upgrading our systems or services and undetected programming errors could adversely affect the performance of the software we use to provide our services. The development and implementation of software upgrades and other improvements to our internet services is a complex process, and issues not identified during pre-launch testing of new services may only become evident when such services are made available to our entire user base; and

•
we rely on servers, data centers and other network facilities provided by third parties, and the limited availability of third-party providers with sufficient capacity to house additional network facilities and broadband capacity in China may lead to higher costs or limit our ability to offer certain services or expand our business. In particular, electricity, temperature control or other failures at the data centers we use may adversely affect the operation of our servers or result in service interruptions or data loss.

These and other events in the past occasionally led to and may in the future lead to interruptions, decreases in connection speed, degradation of our services or the permanent loss of user data and uploaded content. Any system interruptions caused by telecommunications failures, computer viruses, or hacking or other attempts to harm our systems that result in the unavailability of our website and mobile applications or reduced performance would reduce the attractiveness of the services offered on our online marketplace. If we experience frequent or persistent service disruptions, whether caused by failures of our own systems or those of third-party service providers, our reputation or relationships with our users may be damaged and our users may switch to our competitors, which may have a material adverse effect on our business, financial condition and results of operations.

Our operations depend on the performance of the Internet infrastructure and fixed telecommunications networks in China.

Almost all access to the Internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. Moreover, we primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and Internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the increasing traffic on our website. We cannot assure you that the Internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in Internet usage.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be materially and adversely affected. Furthermore, if Internet access fees or other charges to Internet users increase, our user traffic may decline and our business may be harmed.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, service marks, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark law, trade secret protection and confidentiality and license agreements with our employees, partners and others to protect our proprietary rights. we have registered 6 domain names including 3ghuashang.com, 3ghuashang.net, 3ghuashang.cn, 3ghuashang.com.cn,  hs.cn and 3g华商.中国(domain name in Chinese character) and handled IP address/domain name registrations. As the registrant of the trademarks, Huashangjie has an exclusive right to use such trademarks in China for the goods or services under the trademark categories that it has registered. Huashangjie also enjoys the exclusive right to use the domain names that it has registered. However, trademarks may also be invalidated, circumvented, or challenged. For example, under PRC law, certain graphics may not be registered as a trademark and if a registered trademark is found to violate such prohibition, the relevant authority can invalidate the trademark; third parties may challenge such registered trademarks and apply to the authority for invalidation. In addition, if a registered trademark is identical or similar to a well-known trademark or prejudices the existing right obtained by others, it may be invalidated by the relevant authority upon request by the right holder. Trade secrets are difficult to protect, and our trade secrets may be leaked or otherwise become known or be independently discovered by competitors. Confidentiality agreements may be breached, and we may not have adequate remedies for any breach.

It is often difficult to enforce intellectual property rights in China. Even where adequate laws exist in China, it may not be possible to obtain prompt and equitable enforcement of such laws, or to obtain enforcement of a court judgment or an arbitration award delivered in another jurisdiction, and accordingly, we may not be able to effectively protect our intellectual property rights in China. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technologies.

We may not be able to successfully halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or “copycat” websites that have misappropriated our data in the past or may misappropriate our data in the future.

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites. In addition, “copycat” websites have misappropriated data on our website and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have taken measures to halt such conduct. However, we may not be able to detect all such websites in a timely manner and the measures we take may be insufficient to stop their conduct. In those cases, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

We may be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our website, or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Internet, technology and media companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of other parties’ rights. The validity, enforceability and scope of protection of intellectual property rights in internet-related industries, particularly in China, are uncertain and still evolving. We face, from time to time, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, or allegations that we are involved in unfair competition against our competitors. As we face increasing competition and sometimes have to take defensive measures in response to competitive pressure and as litigation become more common in China in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement and unfair competition claims. Intellectual property and unfair competition claims and litigation may be expensive and time-consuming to investigate and defend, and may divert resources and management attention from the operation of our business. Such claims, even if they do not result in liability, may harm our reputation. Any resulting liability or expenses, or changes required to be made to our website to reduce the risk of future liability, may have a material adverse effect on our business, financial condition and prospects.

We may be held liable to third parties for information or content displayed on, retrieved from or linked to our website, or distributed to website users, which could harm our reputation and business.

Our online services enable users to exchange local business or service information, generate content, market products and services, conduct business and engage in various other online activities. Claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, tort (including personal injury), fraud, other unlawful activity or other theories and claims based on the nature and content of information to which we link or that may be posted on our website, generated by our users, or delivered or shared hypertext links to third-party websites, or video or image services, if appropriate licenses and/or third-party consents have not been obtained. Third-parties may also seek to assert claims against us alleging unfair competition or violations of privacy rights or failure to maintain the confidentiality of user data. Our defense of any such actions could be costly and involve significant time and attention of our management and other resources.

Pursuant to PRC national and Beijing local regulations and judicial interpretations, online service providers that provide information storage space for users to upload works or link services may be held liable for damages if such providers know or have reason to know that the works uploaded or linked infringe others’ copyrights. The Supreme People’s Court of China promulgated a judicial interpretation on infringement of the right of dissemination through internet in December 2012. This judicial interpretation, like certain court rulings and certain other judicial interpretations, provide that the courts will place the burden on internet service providers to remove not only links or contents that have been specifically mentioned in the notices of infringement from right holders, but also links or contents they should have known to contain infringing content. The interpretation further provides that where an internet service provider has directly obtained economic benefits from any contents made available by an internet user, it has a higher duty of care with respect to internet users’ infringement of third-party copyrights. This interpretation could subject us and other online service providers to significant administrative burdens and litigation risks.

Concerns about collection and use of personal data could damage our reputation and deter current and potential users from using our services.

Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. Pursuant to the applicable PRC laws and regulations concerning the collection, use and sharing of personal data, our PRC subsidiaries and consolidated affiliated entities are required to keep our users’ personal information confidential and are prohibited from disclosing such information to any third parties without the users’ consent. We apply strict management and protection to any information provided by users, and under our privacy policy, without our users’ prior consent, we will not provide any of our users’ personal information to any unrelated third party. In December 2012 and July 2013, new laws and regulations were issued by the standing committee of the PRC National People’s Congress and the MIIT to enhance the legal protection of information security and privacy on the internet. The laws and regulations also require internet operators to take measures to ensure confidentiality of information of users. While we strive to comply with our privacy guidelines as well as all applicable data protection laws and regulations, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, and could damage our reputation. User and regulatory attitudes towards privacy are evolving, and future regulatory or user concerns about the extent to which personal information is shared with merchants or others may adversely affect our ability to share certain data with merchants, which may limit certain methods of targeted marketing. Concerns about the security of personal data could also lead to a decline in general internet usage, which could lead to lower user traffic on our website. A significant reduction in user traffic could lead to lower revenues from paying users, which could have a material adverse effect on our business, financial condition and results of operations.

We could be liable for any breach of security relating to the third-party online payment platforms we use, and concerns about the security of internet transactions could damage our reputation, deter current and potential users from using our online marketplace and have other adverse consequences to our business.

Users may conduct transactions on our online marketplace through third-party online payment platforms. In these online payment transactions, secured transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential to maintain consumer confidence. In addition, we expect that an increasing amount of our sales and transactions conducted on our online marketplace will be conducted over the Internet as a result of the growing use of online payment platforms. As the prevalence of using online payment methods increases, associated online crimes will likely increase as well. Our current security measures and those of the third-party online payment platform service providers may not be adequate. We must be prepared to increase and enhance our security measures and efforts so that our users have confidence in the reliability of the online payment platforms that we use, which will impose additional costs and expenses and may still not guarantee complete safety. In addition, we do not have control over the security measures of our third-party online payment platform service providers. Security breaches of the online payment platforms that we use could expose us to litigation and possible liability for failing to secure confidential user information and could, among other things, damage our reputation.

A significant barrier to financial transactions or other electronic payment processing platforms over the Internet in general has been public concern over the security of online payments. If these concerns are not adequately addressed, they may inhibit the growth of paid online services generally. If an Internet or mobile network security breach were to occur and get publicized, the perceived security of the online payment platforms may be damaged, and users concerned about the security of their transactions may become reluctant to purchase our services even if the publicized breach did not involve payment platforms or methods used by us.

If any of the above were to occur and damage our reputation or the perceived security of the online payment platforms that we use, we may lose users and user traffic, and users may be discouraged from purchasing our services, which may have an adverse effect on our business. Any significant reduction in user traffic could lead to lower revenues from membership and online marketing services.

Spammers and malicious applications may make our services less user-friendly and discourage users from using our website or services.

Spammers may use our website and services to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make usage of our website and services more time-consuming and less user-friendly. As a result, our users may use our services less or stop using them altogether. As part of fraudulent spamming activities, spammers typically create multiple user accounts, such as accounts being set-up for the purposes of sending spam messages. Although we have technologies and employees that attempt to identify and delete accounts created for spamming purposes, we are not able to eliminate all spam messages from being sent on our website.

Our business, financial condition and results of operations, as well as our ability to obtain financing, may be adversely affected by the downturn in the global or Chinese economy.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. It is unclear whether the Chinese economy will resume its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in oil prices and other markets, and over the possibility of a war involving Iran or Ukraine. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

The online information services and mobile services industries may be affected by economic downturns. Thus, our business and prospects may be affected by the macroeconomic environment in China. A prolonged slowdown in the Chinese economy may lead to a reduced amount of activities on our marketplace, which could materially and adversely affect our business, financial condition and results of operations. In addition, our products and services may be viewed as discretionary by our users, who may choose to discontinue or reduce spending on such products and services during an economic downturn. In such an event, our ability to retain existing paying merchant members and customers and recruiting new paying merchant members and customers will be adversely affected, which would in turn negatively impact our business and results of operations.

Moreover, a slowdown or disruption in the global or China’s economy may have a material and adverse impact on financings available to us. The weakness in the economy could erode investors’ confidence, which constitutes the basis of the credit market. The recent financial turmoil affecting the financial markets and banking system may significantly restrict our ability to obtain financing in the capital markets or from financial institutions on commercially reasonable terms, or at all. Although we are uncertain about the extent to which the recent global financial and economic crisis and slowdown of China’s economy may impact our business in the short-term and long-term, there is a risk that our business, results of operations and prospects would be materially and adversely affected by any global economic downturn or disruption or slowdown of China’s economy.

Future strategic alliances or acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties to further our business purposes from time to time. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. In addition, to the extent the strategic partner suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties, and we may have little ability to control or monitor their actions.

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Furthermore, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible shareholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities in the PRC for the acquisitions and to comply with any applicable PRC laws and regulations, which could result in increased costs and delay.

Furthermore, the legal requirements on acquisitions by us and our PRC subsidiaries are different from acquisitions by our consolidated affiliated entities. Most importantly, if we or our PRC subsidiaries acquire any domestic companies in China, such acquisition will be subject to PRC laws and regulations on foreign investment. We and our PRC subsidiaries are restricted or prohibited from directly acquiring interests in companies in certain industries under PRC laws and regulations. See “Business—Government Regulation—Regulations on Value-Added Telecommunication Services.” Our consolidated affiliated entities are not subject to PRC laws and regulations on foreign investment and may acquire PRC companies operating in industries where foreign investments are restricted or prohibited. However, there are uncertainties with respect to the interpretation and application of PRC laws and regulations regarding indirect foreign investments in such industries. See “Risks Related to Our Corporate Structure and Restrictions on Our Industry—Substantial uncertainties and restrictions exist with respect to the interpretation and application of PRC laws and regulations relating to online commerce and the distribution of Internet content in China. If the PRC government finds that the structure we have adopted for our business operations does not comply with PRC laws and regulations, we could be subject to severe penalties, including the shutting down of our website.”

We have limited business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies do in more developed economies. We do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured occurrence of business disruption may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We may be subject to disputes with employees or other third parties.

The businesses we operate involve dealings with both permanent and temporary employees as well as numerous third parties including suppliers and customers, and we may be subject to claims or litigation involving such employees or third parties from time to time such as labor disputes and claims under business contracts with suppliers or customers. We may also be subject to labor disputes, labor shortages or other impositions on our business operations, such as supply shortages, if we are unable to amicably resolve disputes with any such parties. Issues with the local communities surrounding the areas where we operate might also arise from the implementation of our business activities, which may result in community protests, blocking of access to our operations and third party claims. Our operations may be affected if we fail to successfully settle any such issues with local communities or groups. We cannot assure you that any such disputes will not arise in the future and that the occurrence of one or multiple disputes will not have a material adverse effect on our business and financial condition.

Risks Related to Our Corporate Structure and Restrictions on Our Industry

Substantial uncertainties and restrictions exist with respect to the interpretation and application of PRC laws and regulations relating to online commerce and the distribution of Internet content in China. If the PRC government finds that the structure we have adopted for our business operations does not comply with PRC laws and regulations, we could be subject to severe penalties, including the shutting down of our website.

Foreign ownership of Internet-based businesses is subject to significant restrictions under current PRC laws and regulations. The PRC government regulates internet access, the distribution of online information and the conduct of online commerce through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership in PRC companies that provide internet content distribution services. Specifically, foreign investors are not allowed to own more than 50% of the equity interests in any entity conducting an internet content distribution business. The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, or the MIIT Circular, issued by the MIIT in July 2006, reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain business operating licenses for internet content provision to conduct any value-added telecommunications business in China. Under the MIIT Circular, a domestic company that holds an internet content provision license, or ICP license, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. Due to a lack of interpretation from MIIT, it is unclear what impact the MIIT Circular will have on us or the other PRC internet companies that have adopted the same or similar corporate and contractual structures as ours.

We are a Nevada corporation and our PRC subsidiary, Huashang, is considered a wholly foreign owned enterprise. To comply with PRC laws and regulations, we conduct our operations in China through a series of contractual arrangements entered into among Huashang, each of Huashangjie, UKT and Qianxian Media, and their respective shareholders. As a result of these contractual arrangements, we exert control over Huashangjie, UKT and Qianxian Media and consolidate their operating results in our financial statements under U.S. GAAP. For a description of these contractual arrangements, see “Certain Relationships and Related Transactions, and Director Independence – Yinhang Internet Technologies Development, Inc. and its Affiliated Entities.”

Although we believe that our current ownership structure, the ownership structure of our PRC subsidiaries and our consolidated affiliated entities, the contractual arrangements among Huashang, each of Huashangjie, UKT and Qianxian Media, and their respective shareholders, and, except as otherwise disclosed in this report, our business operations, are not in violation of any existing PRC laws, rules and regulations, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations.

Accordingly, if our ownership structure, contractual arrangements and businesses of our company, our PRC subsidiary or our consolidated affiliated entities are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of our PRC subsidiary or consolidated affiliated entities, revoking the business licenses or operating licenses of our PRC subsidiary or consolidated affiliated entities, shutting down our servers or blocking our website, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of any of our consolidated affiliated entities that most significantly impact its economic performance, and/or our failure to receive the economic benefits from any of our consolidated affiliated entities, we may not be able to consolidate the entity in our consolidated financial statements in accordance with U.S. GAAP.

We rely on contractual arrangements with our consolidated affiliated entities and their shareholders for the operation of our business, which may not be as effective as direct ownership. If we are unable to maintain effective control, we would not be able to continue to consolidate the financial results of our consolidated affiliated entities with our financial results. If our consolidated affiliated entities and their shareholders fail to perform their obligations under these contractual arrangements, we may have to resort to litigation or arbitration to enforce our rights, which may be time-consuming, unpredictable, expensive and damaging to our operations and reputation.

Because of PRC restrictions and qualification requirements on foreign ownership of value-added telecommunications services in China, we depend on contractual arrangements with our consolidated affiliated entities, in which we have no ownership interest, to conduct our business. These contractual arrangements are intended to provide us with effective control over these entities and allow us to obtain economic benefits from them. Although we believe that these contractual arrangements are valid, binding and enforceable under current PRC laws, these contractual arrangements may not be as effective in providing control as direct ownership. For example, our consolidated affiliated entities and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct its operations, including maintaining our website and using the domain names and trademarks for which it has exclusive right to use, in an acceptable manner or taking other actions that are detrimental to our interests. If we were the controlling shareholder of our consolidated affiliated entities with direct ownership, we would be able to exercise our rights as shareholders to effect changes to their board of directors, which in turn could implement changes at the management and operational level. As a result, if our consolidated affiliated entities or their shareholders fail to perform their obligations under these contractual arrangements we may have to incur substantial costs to enforce such arrangements, and rely on legal remedies under PRC law, including contract remedies, which may not be sufficient or effective. If we are unable to maintain effective control, we would not be able to continue to consolidate the financial results of these entities with our financial results.

These contractual arrangements are governed by PRC law and provide for dispute resolution through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Under PRC law, if parties to a contract have agreed to resolve disputes arising from the contract by arbitration, a PRC court will not accept a lawsuit initiated at the court by any contract party, unless the agreement for arbitration is invalid. An arbitration award issued by the arbitration commission chosen in accordance with the agreement is final, binding and enforceable against the parties. If any party fails to comply with the arbitration award, the other party has the right to apply with a competent court for enforcement. However, the legal environment in the PRC is not as developed as other jurisdictions such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements, which may make it difficult to exert effective control over our consolidated affiliated entities, and our ability to conduct our business may be negatively affected. In addition, a PRC court or arbitration tribunal may refuse to enforce the contractual arrangements on the grounds that they are designed to circumvent PRC foreign investment restrictions and therefore are against PRC public policy.

If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation. See “—Risks Related to Doing Business in China—Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.”

The shareholders of our consolidated affiliated entities have potential conflicts of interest with us, which may adversely affect our business.

Mr. Yong Xu, our Chairman, and Yahong Zhao, our Chief Executive Officer, beneficially own approximately 53.22% and 14.58%, respectively, of the total outstanding shares of our company as of May 13, 2015. See “Security Ownership of Management and Certain Beneficial Owners.” Each of Mr. Xu and Ms. Zhao is a director, an executive officer and a shareholder of Huashangjie, UKT and Qianxian Media, our consolidated affiliated entities, holding 73% and 20%, respectively, of the equity interests in each entity. Conflicts of interest between their duties to our company and their duties to, and interests as major shareholders of, Huashangjie, UKT and Qianxian Media may arise. We cannot assure you that Mr. Xu and Ms. Zhao will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. In addition, Mr. Xu or Ms. Zhao could violate their non-competition or employment agreements with us or his legal duties by diverting business opportunities from us, resulting in our loss of corporate opportunities. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation. See “—Risks Related to Doing Business in China—Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.”

We may lose the ability to use and enjoy assets held by our consolidated affiliated entities that are material to the operation of our business if any of such entities goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

As part of our contractual arrangements with our consolidated affiliated entities, these entities hold certain assets that are material to the operation of our business, including the ICP license, and the domain names and trademarks for which Huashangjie has exclusive right to use. If any of our consolidated affiliated entities goes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. Under the contractual arrangements, our consolidated affiliated entities may not, in any manner, sell, transfer, mortgage or dispose of their assets or legal or beneficial interests in the business without our prior consent. If any of our consolidated affiliated entities undergoes a voluntary or involuntary liquidation proceeding, the unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with our consolidated affiliated entities may result in adverse tax consequences to us.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may be subject to adverse tax consequences if the PRC tax authorities were to determine that the contracts between Huashang, our PRC subsidiary, and each of Huashangjie, UKT and Qianxian Media, our consolidated affiliated entities, were not on an arm’s length basis and therefore constitute a favorable transfer pricing arrangements. If this occurs, the PRC tax authorities could request that each of Huashangjie, UKT and Qianxian Media adjust its taxable income, if any, upward for PRC tax purposes. Such a pricing adjustment could adversely affect us by increasing our consolidated affiliated entities’ tax expenses without reducing our tax expenses, which could subject our consolidated affiliated entities to late payment fees and other penalties for underpayment of taxes.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of Internet business and companies.

The Internet industry in China is highly regulated by the PRC government and numerous regulatory authorities of the central PRC government are empowered to issue and implement regulations governing various aspects of the Internet industry including foreign ownership of and licensing and permit requirements pertaining to companies in the internet industry. See “Business – Government Regulation.” These Internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances, it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations. Our consolidated affiliated entities are required to obtain and maintain applicable licenses or approvals from different regulatory authorities in order to provide their current services, including but not limited to the ICP license with electronic bulletin boards service, the Surveying and Mapping Qualification Certificate for internet mapping and the Employment Agency License.

Furthermore, our consolidated affiliated entities may be required to obtain additional licenses. If any of them fails to obtain or maintain any of the required licenses or approvals, its continued business operations in the Internet industry may subject it to various penalties, such as confiscation of illegal net sales, fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of our consolidated affiliated entities will materially and adversely affect our business, financial condition and results of operations.

Regulation and censorship of information distribution over the Internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from or linked to our website.

The PRC government has adopted regulations governing Internet access and the distribution of information over the internet. Under these regulations, internet content providers and Internet publishers are prohibited from posting or displaying over the internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China or the public interest, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide Internet content and other licenses, the closure of the concerned websites and reputational harm. A website operator may also be held liable for such censored information displayed on or linked to its website. For a detailed discussion, see “Item 1. Business – Government Regulation—Regulations on Value-Added Telecommunication Services” and “Business – Government Regulation—Regulations on Information Security and Censorship.”

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Huashang manages and operates our operations pursuant to the rights its holds under the VIE Agreements.  Almost all economic benefits and risks arising from the operations of our VIEs, Huashangjie, UKT and Qianxian Media are transferred to Huashang under these agreements.  For a description of the VIE Agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Yinhang Internet Technologies Development, Inc. and its Affiliated Entities.”

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of Huashang, Huashangjie, UKT or Qianxian Media;
●	imposing conditions or requirements in respect of the VIE Agreements with which Huashang, Huashangjie, UKT or Qianxian Media may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of Huashang, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Huashangjie, UKT and Qianxian Media, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Huashangjie, UKT and Qianxian Media under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Huashangjie, UKT and Qianxian Media. However, the VIE Agreements may not be as effective in providing us with control over Huashangjie, UKT and Qianxian Media as direct ownership.  Under the VIE Agreements, as a legal matter, if any of Huashangjie, UKT or Qianxian Media fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Huashangjie, UKT and Qianxian Media, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If any of Huashangjie, UKT and Qianxian Media or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Huashangjie, UKT and Qianxian Media to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our directors, officers and principal stockholders have potential conflicts of interest with our company which may adversely affect our business.

Yong Xu, our Chairman, and Yahong Zhao, our Chief Executive Officer, are directors, officers and principal stockholders of our company who are also officers and principal stockholders of Huashangjie, UKT and Qianxian Media.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Xu or Ms. Zhao. There could also be conflicts that arise between us and Huashangjie, UKT and Qianxian Media that would require Mr. Xu and Ms. Zhao to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. Xu and Ms. Zhao will vote their shares in our best interest or otherwise act in the best interests of our company.  If Mr. Xu or Ms. Zhao fail to act in our best interests, our operating performance and future growth could be adversely affected.

If Huashang exercises the purchase option it holds over the share capital of Huashangjie, UKT or Qianxian Media pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, the shareholders of Huashangjie, UKT and Qianxian Media have granted Huashang an option for thirty years beginning from the effective date of the agreement (or longer if the term of the option is extended) or the maximum period of time permitted by law to purchase all of their equity interests at a price equal to the capital paid in by the transferors, adjusted pro rata for the purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal or stipulate other restrictions regarding the purchase price of the equity interest.  As each of Huashangjie, UKT and Qianxian Media is already our contractually controlled affiliate, Huashang’s exercise of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

Risks Related to Doing Business in China

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our business depends on China’s economic growth.

Our business and prospects depend on the rate of economic growth in the PRC which, in turn, affects demand for iron and steel. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The PRC economy has grown significantly in recent years; however, we cannot assure you that such growth will continue.  If the PRC’s economic growth slows or if the PRC economy experiences a recession, the demand for our products may decrease and our business, financial condition and results of operations may be materially and adversely affected.

In 2008 and 2009, the economies of the US, Europe and certain countries in Asia experienced a severe and prolonged recession and China experienced a slowdown in growth, which led to a reduction in economic activity. Any prolonged slowdown of the PRC economy in the future could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. Our PRC subsidiary, Huashang, is a wholly foreign owned enterprise and is subject to laws and regulations applicable to wholly foreign owned enterprises, as well as various PRC laws and regulations generally applicable to companies in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and all of our users are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

China’s economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and may slow down in the future. Some of the government measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Any stimulus measures designed to boost the Chinese economy may contribute to higher inflation, which could adversely affect our results of operations and financial condition. For example, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC Enterprise Income Tax Law, or the EIT Law, that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 and amended in January 2014 by the State Administration of Taxation, or the SAT, specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or by PRC or foreign individuals.

We do not believe that Huashangjie, UKT, Qianxian, Huashang, Yinhang HK or the Company meet all of the conditions above thus we do not believe that that Huashangjie, UKT, Qianxian, Huashang, Yinhang HK or the Company is a PRC resident enterprise, though some of the members of our management team as well as the management team of our offshore holding companies are located in China. However, if the PRC tax authorities determine that that Huashangjie, UKT, Qianxian, Huashang, Yinhang HK or the Company is a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we or our offshore subsidiaries will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Furthermore, although dividends paid by one PRC tax resident enterprise to an offshore incorporated PRC resident enterprise controlled by PRC enterprises or PRC enterprise groups should qualify as “tax-exempt income” under the EIT Law and Bulletin 45, we cannot assure you that dividends paid by our PRC subsidiaries to CCIC HK will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes but not controlled by PRC enterprises or PRC enterprise groups.

Finally, dividends payable by us to our investors and gains on the sale of our shares may be become subject to PRC withholding tax.

We may not be able to obtain certain benefits under relevant tax treaty on dividends paid by our PRC subsidiaries to us through Yinhang HK.

We are a holding company incorporated under the laws of Nevada and as such rely on dividends and other distributions on equity from our PRC subsidiaries to satisfy part of our liquidity requirements. Pursuant to the EIT Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to a Notice 112 issued by the SAT in January 2008 and the Arrangement between the Mainland China and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise at all times within the 12-month period immediately prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement (Hong Kong) and other applicable PRC laws. Pursuant to a SAT Circular 601 issued by the SAT in October 2009, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner”. Specifically, they expressly exclude a “conduit company,” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, from being a “beneficial owner.” Whether a non-resident company may obtain tax benefits under the relevant tax treaty will be subject to approval of the relevant PRC tax authority and will be determined by the PRC tax authority on a case-by-case basis. In June 2012, the SAT further provides in an announcement that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. Our Hong Kong subsidiary has not applied for the approval for a withholding tax rate of 5% from the local tax authority as our PRC subsidiaries have not paid dividends due to their loss-making status in the past and will not be able to pay dividends in the future until they have achieved accumulated profits. We plan to have our Hong Kong subsidiary assume some managerial and administrative functions, as well as conduct other business functions in the future. Once we implement such a plan, we do not believe that our Hong Kong subsidiary will be considered a conduit company as defined under SAT Circular 601. However, our Hong Kong subsidiary as currently situated may be considered a conduit company and we cannot assure you that the relevant PRC tax authority will agree with our view when our Hong Kong subsidiary applies to obtain tax benefits under the relevant tax treaty in the future. As a result, although our PRC subsidiary is currently wholly owned by our Hong Kong subsidiary, we may not be able to enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement (Hong Kong) and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by our PRC subsidiaries to Yinhang HK.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

In connection with the EIT Law, the Ministry of Finance and the SAT jointly issued a SAT Circular 59 in April 2009, and the SAT issued a SAT Circular 698 in December 2009. Both SAT Circular 59 and Circular 698 became effective retroactively on January 1, 2008.

According to SAT Circular 698, where a non-resident enterprise transfers the equity interests of a PRC “resident enterprise” indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and the overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report to the relevant tax authority of the PRC “resident enterprise” this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC “resident enterprise” to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC “resident enterprise” is supposed to provide necessary assistance to support the enforcement of SAT Circular 698.

There is little guidance and practical experience as to the application of SAT Circular 698, and it is possible that the PRC tax authorities would pursue our offshore shareholders to conduct a filing regarding our offshore restructuring transactions where non-resident investors were involved and would request our PRC subsidiary to assist in providing such disclosures. In addition, if our offshore subsidiaries are deemed to lack substance they could be disregarded by the PRC tax authorities. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or the non-resident investors’ investments in us.

By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. The PRC tax authorities have the discretion under SAT Circular 59 and SAT Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. Although we currently have no confirmed plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments under SAT Circular 59 or SAT Circular 698, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Six PRC regulatory agencies promulgated regulations effective on September 8, 2006 that are commonly referred to as the M&A Rules. See “Business—Government Regulation.” The M&A Rules establish procedures and requirements that could make some acquisitions of PRC companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In addition, national security review rules issued by the PRC governmental authorities in 2011 require acquisitions by foreign investors of domestic companies engaged in military-related or certain other industries that are crucial to national security to be subject to prior security review. Moreover, the Anti-Monopoly Law requires that the Ministry of Commerce shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. We may expand our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rules, security review rules and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or otherwise expose us to liability and penalties under PRC law.

The PRC State Administration of Foreign Exchange, or the SAFE, promulgated in October 2005 a SAFE Circular 75 that requires PRC citizens or residents to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. See “Business—Government Regulation—Regulation on Offshore Financing.” If our shareholders who are PRC citizens or residents do not complete their registration with the local SAFE branches, our PRC subsidiary may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liabilities for our PRC subsidiary under PRC laws for evasion of applicable foreign exchange restrictions, including (1) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (2) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at our PRC subsidiary who are held directly liable for the violations may be subject to criminal sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to the PRC. We have requested PRC residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under SAFE Circular 75 and other related rules. However, we cannot assure you that all of our shareholders who are PRC citizens and hold interests in us have registered with the local SAFE branch as required under SAFE Circular 75. In addition, we may not be informed of the identities of all the PRC residents holding direct or indirect interest in our company, and we cannot provide any assurances that these PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Circular 75 or other related rules. A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the SAFE regulations, if SAFE requires it, could subject us to fines or other legal sanctions, restrict our cross-border investment activities, limit our PRC subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, either we or the owners of such company, as the case may be, may not be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Our PRC subsidiary is subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We are a holding company incorporated in Nevada. We may need dividends and other distributions on equity from our PRC subsidiary to satisfy our liquidity requirements. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Our PRC subsidiary also may allocate a portion of its after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends. Further, if our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements. See “Tem 1. Business—Government Regulation—Regulations on Dividend Distribution.”

Discontinuation of any of the preferential tax treatments and government subsidies or imposition of any additional taxes and surcharges could adversely affect our financial condition and results of operations.

The EIT Law and its implementing rules have adopted a uniform statutory enterprise income tax rate of 25% to all enterprises in China. The EIT Law and its implementing rules also permit qualified “high and new technology enterprises,” or HNTEs, to enjoy a preferential enterprise income tax rate of 15% upon filing with relevant tax authorities. The qualification as a HNTE generally has a valid term of three years and the renewal of such qualification is subject to review by the relevant authorities in China. Huashangjie obtained HNTE certification and its expiration date is October 30, 2017. Therefore, Huashangjie is eligible to enjoy a preferential tax rate of 15% until October 31, 2017 to the extent it has taxable income under the EIT Law, as long as it maintains the HNTE qualification and obtain approval from the relevant tax authority. UKT and Qianxian Media, which do not have HNTE qualification, are subject to a tax rate of 25%. If Huashangjie fails to maintain its HNTE certification or renew its certification when its current term expires, its applicable enterprise income tax rate may increase to 25%, which could have an adverse effect on our financial condition and results of operations.

In addition, our PRC subsidiary and consolidated affiliated entities have received various financial subsidies from PRC local government authorities. The financial subsidies are discretionary incentives and policies adopted by PRC local government authorities. Local governments may decide to change or discontinue such financial subsidies at any time. The discontinuation of such financial subsidies or imposition of any additional taxes could adversely affect our financial condition and results of operations.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB. As the functional currency for our PRC subsidiary and consolidated affiliated entities is RMB, fluctuations in the exchange rate may cause us to incur foreign exchange losses on any foreign currency holdings they may have. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. dollar had been stable and traded within a narrow range. However, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. Since June 2010, the Renminbi has started to slowly appreciate against the U.S. dollar, though there have been periods recently when the U.S. dollar has appreciated against the Renminbi. It is difficult to predict how long the current situation may last and when and how the relationship between the Renminbi and the U.S. dollar may change again.

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the Renminbi may materially and adversely affect our revenues, earnings and financial position.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by US persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the US government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our affiliated entities in the PRC.  Our principal operating subsidiary and affiliates, Huashang, Huashangjie, UKT and Qianxian Media are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US.  As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but Yinhang HK is a Hong Kong company, and our principal operating subsidiary and affiliates, Huashang, Huashangjie, UKT and Qianxian Media are located in the PRC.  Most of our assets are located outside the US and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are residents of China.  Substantially all of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is quoted on OTC Pink Limited which may have an unfavorable impact on our stock price and liquidity and trading in our common stock has been limited and sporadic.
            Our common stock is quoted on OTC Pink Limited under the symbol "BISN." The trading market for securities of companies quoted on OTC Pink Limited or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange.  The quotation of our shares on OTC Pink Limited or other quotation system may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the market price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.  Although our common stock is quoted on OTC Pink Limited, trading in our shares of common stock has been and continues to be limited and sporadic since prior to May 13, 2015, we were a shell company and as of the date of this report there are only 168,224 shares of our common stock not held by directors and officers and holders of more than five percent of our outstanding shares. There can be no assurance that an active trading market will develop or if developed, will continue.

We do not intend to pay cash dividends on our common stock.

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

Substantially all of our revenues will be earned by Huashang, our PRC subsidiary, and our PRC affiliates, Huashangjie, UKT and Qianxian Media. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to our company, its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Certain of our stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Yong Xu, our Chairman, owns approximately 53.22% of our outstanding shares and Yahong Zhao, our Chief Executive Officer, owns approximately 14.58% of our outstanding shares. In addition, four other former stockholders of Yinhang own in the aggregate approximately 30.10% of our outstanding shares.  As a result, Mr. Xu, Ms. Zhao and the other former shareholders of Yinhang have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other stockholders, acting alone, may not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the US have had no education or training in US GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to US GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under US GAAP have had no education or training in US GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to US GAAP, which could affect our ability to prepare our financial statements in accordance with US GAAP. We have taken steps to ensure that our financial statements are in accordance with US GAAP, including our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these requirements. These rules will increase our legal and financial costs and will make some activities more time-consuming and costly.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. When we completed the acquisition of Yinhang, we adopted the financial reporting controls and disclosure controls and procedures of Huashangjie, UKT and Qianxian Media, the affiliated entities of Yinhang. The financial controls and disclosure controls and procedures of Huashangjie, UKT and Qianxian Media are not adequate for a public company.  Among others weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting.  We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws,  in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. publicly-traded Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity have focused on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources; and
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. Properties

Company did not lease any properties at December 31, 2015.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Pink Limited under the symbol “YITD.” Prior to September 1, 2015, our common stock was quoted under the symbol “BISN.” Although our common stock is quoted on OTC Pink Limited, trading in our shares of common stock has been and continues to be limited and sporadic since prior to May 13, 2015, we were a shell company and as of the date of this report there are only 168,224 shares of our common stock not held by directors and officers and holders of more than five percent of our outstanding shares.

Holders

As of March 31, 2016, there were approximately 16 holders of record, based on information provided by our transfer agent.

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

Substantially all of our revenues are earned by Huashang, our wholly owned subsidiary and foreign owned enterprise, under the VIE Agreements with Huashangjie, UKT and Qianxian Media, our PRC affiliates. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2015.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

Recent Sales of Unregistered Securities

Except as previously reported in our Exchange Act filings, we did not issue any unregistered equity securities during the year ended December 31, 2015.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2015.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Approval of the amendments by a written consent in lieu of a meeting of stockholders signed by the holders of a majority of the outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes. On August 10, 2015 the Company distributed to its stockholders an Information Statement containing certain information concerning the amendments in accordance with the requirements of the Exchange Act and the regulations promulgated thereunder, including particularly Regulation 14C. The certificate of amendment effecting the amendments became effective on August 31, 2015.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years Ended December 31,
	2015		2014
	$	% of Revenue	$	% of Revenue
Products	$4,520	-%	$1,295,625	19%
Services	5,272,667	100%	5,652,905	81%
Revenue	5,277,187	100%	6,948,530	100%
Sales return	(301,452)	(6)%	-	-%
Products	634,297	12%	461,895	7%
Services	2,233,321	42%	2,315,994	33%
Cost of revenue	2,867,618	54%	2,777,889	40%
Gross profit	2,108,117	40%	4,170,641	60%
Operating expenses	5,690,164	108%	6,436,273	93%
Loss from operations	(3,582,047)	(68)%	(2,265,632)	(33)%
Non-operating income, net	7,788	-%	16,768	-%
Income tax expense (benefit)	739,057	14%	527,053	(8)%
Net loss	$(4,313,316)	(82)%	$(1,721,811)	(25)%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years ended December 31,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$4,928,566		$5,984,661
Sales return provision	(301,452)	(6)%	-	-%
Cost of revenue	2,674,730	54%	2,488,982	42%
Gross profit	1,952,384	40%	3,495,679	58%
Operating expenses	4,100,702	83%	5,153,358	86%
Loss from operations	(2,148,318)	(44)%	(1,657,679)	(28)%
Non-operating income (expenses), net	(5,948)	(0.1)%	13,556	0.2%
Income tax expense (benefit)	701,402	14%	566,711	9%
Net loss	$(2,855,669)	(58)%	$(1,077,412)	(18)%

UKT

The following table sets forth the results of UKT's on-line and physical stores, and trademark using fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years ended December 31,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$4,520		$587,171
Cost of revenue	2,863	63%	95,558	16%
Gross profit	1,656	37%	491,614	84%
Operating expenses	344,327	7,619%	797,716	136%
Loss from operations	(342,671)	(7,582)%	(306,102)	(52)%
Non-operating income, net	615	14%	2,959	1%
Income tax expense (benefit)	(731)	(16)%	742	0.1%
Net loss	$(341,324)	(7,552)%	$(303,885)	(52)%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media's website and magazine for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years ended December 31,
	2015		2014
	$	% of Revenue	$	% of Revenue
Revenue	$344,101		$376,698
Cost of revenue	190,025	55%	193,349	51%
Gross profit	154,076	45%	183,349	49%
Operating expenses	272,899	79%	485,095	129%
Loss from operations	(118,823)	(35)%	(301,746)	(80)%
Non-operating income (expenses), net	(1,430)	(0.4)%	253	0.1%
Income tax expense	38,384	11%	38,917	10%
Net loss	$(158,637)	(46)%	$(340,409)	(90)%

Revenue

Revenue for the year ended December 31, 2015, was $5.28 million, consisting of $4.93 million for internet platform services, $4,520 from UKT's on-line and physical stores and trademark user fee income, and $0.34 million for advertising income from Qianxian Media's website and magazine and internet platform services provided by Qianxian, while revenue for the comparable period in 2014, was $6.95 million, consisting of $5.98 million for internet platform services, $0.59 million from UKT's on-line and physical stores and trademark user fee income, and $0.38 million for advertising income from Qianxian Media's website and magazine, an overall decrease of $1.67 million or 24%. We had $4,520 revenue from products in the year ended December 31, 2015, compared with $1.29 million for the comparable period of 2014. We had $5.27 million from internet platform and advertising income for the year ended December 31, 2015, compared with $5.65 million for the comparable period of 2014.  The decrease in revenue from both products and services was due to the strategic change in our current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. Commencing with the 2nd quarter of 2015, the Company did not attract any new customers for its existing internet platform services but only maintained its existing customers as a result of this change in its business model. The Company is currently test running the rural e-commerce trading platform, and expects to begin commercial operations of this platform within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $2.87 million for the year ended December 31, 2015, compared to $2.78 million for the comparable period of 2014. COR mainly consisted of the cost of purchasing the inventory, commissions paid to sales agents and amortization of the web hosting platform.  Write-down of inventory to lower of cost or market also is recorded in COR.  Increased COR resulted from inventory impairment of $0.63 million during the years ended December 31, 2015 compared with $6,258 for the comparable period of 2014.   COR as a percentage of revenue was 54% in the year ended December 31, 2015, compared with 40% for comparable period of 2014, due to the significant reduction in sales of certain products for the year ended December 31, 2015 which historically has lower cost as a percentage of revenue.

Gross Profit

Gross profit was $2.11 million for the year ended December 31, 2015, compared to $4.17 million for the comparable period of 2014. Blended gross margin ratio was 40% and 60% for the years ended December 31, 2015 and 2014, respectively. Gross margin ratio for HSJ was 40% and 58% for the years ended December 31 2015 and 2014, respectively; gross margin ratio for UKT was 37% and 84% for the years ended December 31, 2015 and 2014, respectively; gross margin ratio for Qianxian Media was 45% and 49% for the years ended December 31, 2015 and 2014, respectively.  The decrease in gross profit ratio for HSJ was mainly due to the inventory impairment of $0.63 million and sales return of $0.30 million; the decrease in gross profit ratio for UKT was mainly due to the temporary cessaation of  operations for the change to a new business model; the decrease in gross margin ratio for Qianxian Media was due to a reduction in advertising income for the nine months ended December 31, 2015.

Operating Expenses

Operating expenses were $5.69 million for the year ended December 31, 2015, compared to $6.44 million for the comparable period of 2014, a decrease of $0.75 million, or 12%. The decrease was mainly due to a reduction in sales and operations for each entity as a result of the strategic change in business model.

Non-Operating Income, net

Net non-operating income was $7,788 for the year ended December 31, 2015, compared to $16,768 for the comparable period of 2014, a decrease of $8,980 or 54%. The decrease in net non-operating income was mainly due to rental penalty of early termination for HSJ, despite we had increased other non-operating income.

Income Tax Benefit (Expense)

We had income tax expense of $739,057 for the year ended December 31, 2015, compared to income tax benefit of $527,053 for the comparable period of 2014, respectively. The effective income tax rate on taxable loss for the year ended December 31, 2015, was 21 % compared to (23)% for the year ended December 31, 2014; the increase in income tax expense was mainly due to change in valuation allowance for NOL.

Net Loss

Our net loss for the year ended December 31, 2015, was $4.31 million compared to net loss of $1.72 million for the comparable period of 2014, an increase of $2.59 million or 151%. Net loss as a percentage of revenue was (82)% in the year ended December 31, 2015, and net loss as a percentage of revenue was (25)% in the comparable period of 2014. This increase in net loss was attributable to the income tax expense of $0.74 million for the year ended December 31, 2015, compared to income tax benefit of $0.53 million for the comparable period of 2014, as well as decreased revenue.

Liquidity and Capital Resources

As of December 31, 2015, cash and equivalents were $27,795, compared to $1,089,755 as of December 31, 2014. At December 31, 2015, we had a working capital deficit of $7.28 million, an increase of $5.84 million from the deficit at December 31, 2014 of $1.44 million.

The Company incurred a net loss of $ 4.31 million for the year ended December 31, 2015. The Company also had a shareholders' deficit of $10.30 million as of December 31, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The company is currently changing its business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform, and expects the official operation to begin within a few months. With existing resources for sales and marketing channels including over 8,000 agents, and a huge market for internet users in rural areas, managements expects a healthy growth in the business; management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015 and 2014, respectively.

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(1,437,537)	$(2,704,422)
Net cash used in investing activities	$(3,392)	$(342,361)
Net cash provided by financing activities	$399,243	$3,238,254

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $1.44 million for the year ended December 31, 2015, compared to net cash used in operating activities of $2.70 million in year 2014. The decrease of cash outflow from operating activities for the year ended December 31, 2015 was principally attributed to increased cash inflow from other receivables by $2.41 million, decreased payments of prepaid commission by $2.49 million, and increased payments received for unearned revenue by $1.55 million, despite we had increased net los by $2.59 million.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2015 was $3,392, which was for the purchase of a fixed asset, compared to cash used in investing activities of $0.34 million for the same period of 2014.  We paid $109,252 for acquisition of equipment and $233,109 for acquisition of intangible assets in the year ended December 31, 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $399,243 for the year ended December 31, 2015, compared to $3.42 million net cash provided by financing activities in 2014.  The net cash provided by financing activities in year ended December 31, 2015 was due to advances from related parties of $399,243 for our working capital needs, while in the same period of 2014, we had advance from related parties of $2.17 million, capital contribution of $78,136, and proceeds of $1.00 million from three investors  pursuant to investment agreements entered into in March 2015, but partially offset with payment for dividends of $65,169.

Contractual Obligations

We have no long-term fixed contractual obligations or commitments.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an uncombined entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any uncombined entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred a net loss of $4.31 million for the year ended December 31, 2015. We also had a working capital deficit of $7.29 million as of December 31, 2015. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Companies plans to develop retail store sales by opening additional stores, leading and connecting on-line customers to the actual retail stores, and also integrating the on-line and retail store customers.

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

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the CFS.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the CFS.

As of December 31, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Engagement of Anderson Bradshaw PLLC as Principal Accountant

On or about August 1, 2012, Bison engaged Anderson Bradshaw as its principal accountant to audit the Company’s financial statements as successor to CVB. During Bison’s two most recent fiscal years or subsequent interim period, Bison did not consult with Anderson Bradshaw regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Bison’s financial statements, nor did Anderson Bradshaw provide advice to Bison, either written or oral, that was an important factor considered by Bison in reaching a decision as to the accounting, auditing or financial reporting issue.

Anderson Bradshaw audited the financial statements of Bison as at and for the years ended April 30, 2013 and has been engaged to audit the financial statements of Bison for the year ending April 30, 2014 and the year ended April 30, 2015, and to review the quarterly reports for the interim periods during the year ending April 30, 2015.

Dismissal of Anderson Bradshaw PLLC as Principal Accountant

On May 14, 2015, we advised Anderson Bradshaw that as a result of the Yinhang Acquisition it had been dismissed as our independent registered public accounting firm.

The dismissal of Anderson Bradshaw was approved by our Board of Directors.

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

During the Company’s fiscal years ended April 30, 2014 and April 30, 2013, and through the date of its dismissal: (i) there were no disagreements between Bison and Anderson Bradshaw on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw would have caused Anderson Bradshaw to make reference to the subject matter of the disagreement in its report on Bison’s financial statements for such years or during the interim period through the date of its dismissal, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with its dismissal, we provided Anderson Bradshaw PLLC with a copy of the disclosures in the Form 8-K we filed reporting its dismissal and requested that Anderson Bradshaw furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Anderson Bradshaw agreed with the Company's statements in that report. A copy of the letter furnished by Anderson Bradshaw in response to that request was filed as Exhibit 16.2 to that report and has been incorporated herein by reference as an exhibit to this report.

Engagement of MJF & Associates, APC as Principal Accountant

On May 13, 2015, upon the consummation of the Yinhang Acquisition, we engaged MJF & Associates, APC (“MJF”) as its registered independent public accountants for the fiscal year ending December 31, 2015. The decision to engage MJF was approved by our Board of Directors.

MJF has been the registered independent public accountants for Huashangjie, UKT and Qianxian Media, Yinhang’s affiliated entities, and during the fiscal years ended December 31, 2014 and 2013 MJF audited the combined financial statements of Huashangjie, UKT and Qianxian Media and issued an audit report thereon as at and for the years ended December 31, 2014 and 2013.

Item 9A  Controls and Procedures

Disclosure Controls and Procedures

Management of Yinhang Internet Technologies Development, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

On May 13, 2015, we, then a public shell company, acquired Yinhang in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Yinhang’s variable interest entities, Huashangjie, UKT and Qianxian Media, as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2015. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•  Representative with Financial Expertise — For the year ended December 31, 2015, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, management plans to develop the following additional procedures to help address these material weaknesses:

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

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Yong Xu	48	Chairman of the Board and a Director
Yahong Zhao	51	Director and Chief Executive Officer
Changqing Liu	47	Chief Financial Officer

Yong Xu has been Chairman of the Board and a Director of Yinhang since April 10, 2015. He has been President of Qianxian Media, Huashangjie, UKT and Huashang since September 2009, January 2012, June 2012 and August, 2014, respectively. From 2005 to 2009, he was Vice President of Beijing Renai Homes For The Elderly. From 2001 to 2005, he was Vice-Director of China Agricultural Industry Economic Development Association.

Yahong Zhao has been Chief Executive Officer and a Director of Yinhang since April 10, 2015. She has been Executive Director of Qianxian Media, Huashangjie, UKT and Huashang since September 2009, January 2012, June 2012 and August 2014, respectively. From May 2007 to August 2009, she was Chief Operating Officer of Beijing Zhangyitong Electronic Business Service Co. Ltd.

Changqing Liu has been Chief Financial Officer of Yinhang since April 10, 2015. He has been Chief Financial Officer of Huashangjie since 2013. From 1997 to 2013, he was Financial Manager of Beijing Tongbao Clothing Co. Ltd. From 1995 to 1997, he was an accountant with Beijing International Trade Co. Ltd.

There are no family relationships among any of our officers and directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon our review of filings of beneficial ownership reports and our stock ownership records, we have concluded that there were no transactions by officers, directors and greater than ten percent stockholders of the Company during the year ended December 31, 2015 that were not reported.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2015 and currently no compensation arrangements are in place for the compensation of directors.

Item 11. Executive Compensation

The following table sets forth information concerning compensation awarded to, earned by or paid to the chief executive officer of Yinhang, for services rendered in all capacities during the periods indicated. No other executive officer of the Company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Yong Xu, Chairman of the Board	2015	$11,092	$-	$11,092
	2014	$43,287	$28,858	$72,145

Yahong Zhao, the CEO of the Company was paid total compensation of $7,088 (including salary of $7,088 and bonus of $0) for the year ended December 31, 2015.

The following table sets forth information concerning the compensation of Antonio Martinez-Guzman, Bison’s Chief Executive Officer, during the fiscal year April 30, 2015, for services rendered in all capacities to Bison.  Antonio Martinez-Guzman resigned as President and CEO on April 10, 2015. At the time of his resignation, Bison did not have an employment agreement with Antonio Martinez-Guzman. Bison did not have any other executive officer whose compensation was in excess of $100,000 for the year ended April 30, 2015. Following the Yinhang Acquisition, our fiscal year-end changed from April 30 to December 31, the fiscal year-end of Yinhang.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Antonio Martinez- Guzman, President, CEO (2)	2015	-0-	-0-	-0-	-0-	-0-	-0-	67,500	67,500
	2014	-0-	-0-	285,000	-0-	-0-	-0-	130,000	415,000

(1)	Represents amounts paid for consulting services, and expenses paid on behalf Bison.
(2)	Mr. Guzman resigned as CEO on April 10, 2015.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Yinhang, Huashangjie, UKT and Qianxian Media, our operating affiliates, were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of their executives was determined by its shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed an employment agreement with its employer operating affiliate.  Mr. Xu’s employment agreement with Qianxian Media provides for an annual salary of RMB204,000 (approximately $33,000), and terminates on September 2, 2015. Ms. Zhao’s employment agreement with Qianxian Media provides for an annual salary of RMB RMB204,000 (approximately $33,000), and terminates on September 2, 2015. Changqing Liu’s employment agreement with Qianxian Media provides for an annual salary of RMB 180,000 (approximately $29,000), and terminates on June 13, 2016.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2015.

During the year ended December 31, 2015, no director or executive officer received any equity awards, or received compensation from us pursuant to any compensatory or benefit plan. At December 31, 2015 none of our directors or executive officers held exercisable or unexercisable options There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of Huashangjie, UKT and Qianxian, our operating affiliates, each of which is a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of our operating affiliates.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change in Control

On April 10, 2015, Antonio Martinez-Guzman, President and CEO of Bison, the owner of 200,000 shares, representing approximately 47.75%, of the common stock of Bison Petroleum, Corp. (the “Company”), Nelan Advisors Corp., the owner of 37,500 shares, representing approximately 8.95%, of the common stock of the Company, and ACR Holdings Limited, the owner of 13,334 shares, representing approximately 3.18%, of the common stock of the  Company, sold an aggregate of 250,834 shares, representing approximately 59.89% of the outstanding shares, of the Company’s common stock (the “Shares”) to Yong Xu, Yahong Zhao and Yinghua Zhang,  for a total purchase price of $160,000, or $0.60 per Share. The number of Shares purchased by each of them, and the percentage of the outstanding shares of the Company’s common stock represented thereby, as well as the purchase price paid by each of them are as follows:

Shares
Name	Number	Percent	Purchase Price
Yong Xu	183,109	43.72%	$116,800
Yahong Zhao	50,167	11.98%	$32,000
Yinghua Zhang	17,559	4.20%	$11,200

At the time of their purchase of the Shares, Yong Xu, Yahong Zhao and Yinghua Zhang, owned in the aggregate approximately 73.61% of common stock of Yinhang. As a result of the sale of the Shares, Yong Xu became the principal stockholder of the Company.

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

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 15, 2016, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company23/F Tower B, Caizhi International Mansion No.18, East Zhongguancun Road, Haidian District, Beijing, China. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 15, 2016, we had outstanding 8,000,224 shares of common stock.

Name	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Our Directors and Executive Officers:
Yong Xu, Chairman and a Director	4,257,360	53.22%
Yahong Zhao, CEO and a Director	1,166,400	14.58%
All Directors and Executive officers as a group (two persons owning shares)	5,423,760	67.80%
Owners of More than 5% of Common Stock:
Hong Kong Tian Yuan Hui Co. Limited(1) Room 1801, 18th Fl. Public Bank Centre 120 Des Voeux Road, Central, Hong Kong	720,000	9.00%
Jahoda Limited(2) Room 2103, 21/F Far East Consortium Building 121 Des Voeux Road, Central, Hong Kong	720,000	9.00%
China Concentric Capital Group Ltd. (3) Craigmuir Chambers, Road Town Tortola VG1110 British Virgin Islands	560,000	7.00%
Yinghua Zhang Room 6, Row 4 Provincial Construction Company Branch Three Xuzhou City, Jiangsu Province, PRC	408,240	5.10%

(1)Lidong Li is the Director of Hong Kong Tian Yuan Hui Co. Limited. (2) Chia-Hua Lee is the Director of Jahoda Limited. (3) Lien-Hsiang Hu is the Director of China Concentric Capital Group Ltd.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Bison Petroleum, Corp.

Prior to the Yinhang Acquisition, the Company (then known as Bison) was dependent on Antonio Martinez-Guzman, its President, CEO and principal stockholder for periodic advances to fund minimal operating cash flows. The amounts advanced were temporary in nature, evidenced and secured by demand notes with no repayment terms and were non-interest bearing. As of April 30, 2015, April 30, 2014 and immediately prior to the Yinhang Acquisition, the Company was indebted to Antonio Martinez-Guzman in the amount of $52,217, $117,865 and $0, respectively.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, had any material interest, direct or indirect, in any transaction that occurred since May 1, 2013, or in any proposed transaction, which has materially affected or will affect the Company.

Yinhang Internet Technologies Development, Inc. and its Affiliated Entities

VIE Agreements

On February 5, 2015, in contemplation of the Share Exchange,  Huashang entered into a series of substantially similar agreements known as variable interest entity agreements, or VIE agreements, with each of Huashangjie, UKT and Qianxian (each, a “VIE”) and their respective shareholders pursuant to which each of Huashangjie, UKT and Qianxian became contractually controlled by Huashang.  The use of VIE agreements is a common structure used to acquire control of PRC corporations.  The material terms of the VIE Agreements are summarized below, which summaries are qualified in their entirety by reference to the full text of the VIE Agreements, which are filed as exhibits 10.4 through 10.15 to this report.

(1)  Management Entrustment Agreement: Pursuant to this Agreement Huashang has the right and obligation to manage all aspects of the operations of the VIE and the Board of Directors and shareholders of the VIE may not take any actions without the consent of Huashang. The scope of the authority granted to Huashang includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of the VIE, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, Huashang has been granted powers of attorney by the shareholders of the VIE granting Huashang the right to participate in all shareholders’ meetings of the VIE and to make all significant decisions at such meetings, including the designation of candidates for election to the Board of the VIE. In consideration of its services, Huashang shall be paid quarterly an amount equal to the pre-tax profits of the VIE and shall be required to pay to Huashang the amount of any loss incurred by the VIE within 30 days of a request for payment. Further, if the VIE is unable to pay its debts, Huashang will be responsible therefor.  Similarly, if losses sustained by the VIE result in a capital deficiency, Huashang shall be obligated to make up the deficiency. To facilitate Huashang’s management of the VIE, Huashang shall have access to and the right to maintain all books and records and other relevant documentation of the VIE.  Further, during the term of the Management Entrustment Agreement, without the consent of Huashang, the VIE will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for 30 years, or until February 5, 2045, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if Huashang notifies the VIE not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from Huashang, or (iii) upon the date Huashang acquires all of the assets or at least 51% of the equity interests of the VIE.

(2)  Exclusive Purchase Option Agreement: Pursuant to this Agreement the VIE and each of the VIE’s shareholders granted to Huashang an exclusive option to purchase all of the assets or outstanding shares of the VIE at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for an initial period of 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by Huashang. At such time during the term as Huashang determines to exercise its option to purchase either the assets or equity of the VIE it shall send a notice to the VIE or the VIE’s shareholders, as the case may be.  Upon receipt of such notice, the VIE or the VIE’s shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the actual registered capital of the VIE All taxes relating to such purchase shall be borne by Huashang.

(3)  Power of Attorney: Each shareholder of the VIE entered into a Power of Attorney irrevocably authorizing Huashang to exercise all of its rights as a shareholder of the VIE. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of the VIE  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of the VIE, including but not limited to the right to transfer or pledge or dispose of the grantor’s shares in the VIE; (iii) designate and appoint  the legal representatives, Chairman of the Board of Directors , directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of the VIE; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of the VIE.  The power of attorney shall be in effect as long as the shareholder owns shares of the VIE.

(4)  Equity Pledge Agreement: Pursuant to an Equity Pledge Agreement each of the shareholders  of the VIE has pledged all of such shareholder’s shares  in the VIE as security for the performance by the VIE and each of its shareholders of their obligations under the VIE Agreements. In addition to pledging his shares in the Equity Pledge Agreement, each shareholder has agreed not to impose any encumbrances or restrictions on his shares, not to sell, lease or transfer any of his shares and to provide notice to Huashang should he receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect his ownership of the pledged shares.

Advances to related parties

Advances to related parties (net) consisted of the following at December 31, 2015 and 2014:

	2015	2014
Advance to HuaxiaDecheng	$400,395	$204,282
Advance to (from) Shareholders	(132,970)	58,835
Advance (from) Langfang UKT	(15,440)	-
Advance to related parties, net	$251,985	$263,117

HuaxiaDecheng (Beijing) investment funds Co., Ltd (HuaxiaDecheng) is owned by two major shareholders of the Company. The advances to HuaxiaDecheng and shareholders were payable upon demand, and bore no interest.

Advance from shareholders was for the Company’s working capital needs, payable upon demand, and bore no interest.

Langfang UKT was incorporated in October 2015 and controlled by one of the Company’s major shareholders with 51% ownership and one of the senior officers with 49% ownership. Langfang UKT will be engaged in the new business of yitd123.net; during 2015, HSJ collected certain advance deposits from customers for the new business to be performed in the near future on behalf of Langfang UKT.

Lease agreement

The Company shares office with Langfang UKT since June 30,2015. Langfang UKT signed office lease contract with a lessor, the lease term is from June 30, 2015 to September 30, 2017 with annually rental of RMB 210,000 ($32,800).  In February 2016, Langfang UKT has paid the rental RMB 210,000 ($32,800) of the period from June 30, 2015 to June 30, 2016, and undertook all rental expense.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Year Ended December 31, 2015	Year Ended December 31, 2014
	2015	2014
Audit fees	170,000	135,000
Audit related fees	---	---
Tax fees
All other fees	---	---

Audit Fees

During the fiscal years ended December 31, 2015, we incurred approximately $170,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2015.

During the fiscal year ended December 31, 2014 we incurred approximately $135,000  in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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
3.2 3.3
Certificate of Amendment to Articles of Incorporation effecting a change in the name of the registrant to Bison Petroleum, Corp. (incorporated by reference herein to our Current Report on Form 8-K filed on June 5, 2013).
Certificate of Amendment to Articles of Incorporation effecting a change in the name of the registrant to Yinhang Internet Technologies Development, Inc., reverse stock split and a reduction in authorized shares.

3.4	Bylaws (incorporated by reference herein to the Registration Statement).
3.5	Amended Bylaws (incorporated by reference herein to our Current Report on Form 8-K filed on July 8, 2012).

10.1	English translation of Labor Contract dated September 3, 2012 between Yong Xu and Qianxian Media (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.2 10.3
English translation of Labor Contract dated September 3, 2012 between Yahong Zhao and Qianxian Media (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Labor Contract dated June 14, 2013 between Chanqing Liu and Qianxian Media (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.4
English translation of Management Entrustment Agreement, dated February 5, 2015, between Huashang and Huashangjie  (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.5	English translation of Powers of Attorney, dated February 5, 2015 of shareholders of Huashangjie
(incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).
10.6 10.7
English translation of Exclusive Purchase Option Agreements, dated February 5, 2015, among Huashang, Huashangjie and its shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Equity Pledge Agreements, dated February 5, 2015, among Huashang,   Huashangjie and its shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.8	English translation of Management Entrustment Agreement, dated February 5, 2015, between Huashang and UKT (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).
10.9	English translation of Powers of Attorney, dated February 5, 2015 of shareholders of UKT (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).
10.10

English translation of Exclusive Purchase Option Agreements, dated February 5, 2015, among Huashang, UKT and its shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.11 10.12 10.13 10.14
English translation of Equity Pledge Agreements, dated February 5, 2015, among Huashang, UKT and its shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Management Entrustment Agreement, dated February 5, 2015, between Huashang and Qianxian Media (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Powers of Attorney, dated February 5, 2015 of shareholders of Qianxian Media (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Exclusive Purchase Option Agreements, dated February 5, 2015, among Huashang,  Qianxian Media and its shareholders. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

10.15 10.16
English translation of Equity Pledge Agreements, dated February 5, 2015, among Huashang, Qianxian and its shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2015).

English translation of Lease Agreement dated March 21, 2014.

16.1	Letter to the SEC from Anderson Bradshaw PLLC. (incorporated by reference herein from Exhibit 16.2 to the Company’s Current Report on Form 8-K/A filed on May 14, 2015)

21.1	Subsidiaries (incorporated by reference herein from Exhibit 21.1 to the Company’s Annual Report on Form 10--K filed on July 23, 2015)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Yinhang Internet Technologies Development, Inc.
Date: April 14, 2016	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

	By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yinhang Internet Technologies Development, Inc.

We have audited the accompanying balance sheets of Yinhang Internet Technologies Development, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Yinhang Internet Technologies Development, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yinhang Internet Technologies Development, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has accumulated deficit of $12,875,602 as of December 31, 2015 and 2014 and has recurring operating losses. These items raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might be necessary should the Company be unable to continue as a going concern.

MJF & Associates
Los Angeles, California
April 14, 2016

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS:
Cash and equivalents	$27,795	$1,089,755
Prepaid expenses	45,276	9,534
Other receivables and deposits	4,017	1,438,417
Advances to suppliers, net	77	250,200
Taxes receivable	11,353	203,109
Inventories, net	40,506	708,436
Advances to related parties, net	251,985	263,117
Prepaid commissions - current	2,080,168	2,207,515
Deferred tax assets - current, net	679,397	724,039

Total current assets	3,140,574	6,894,122

NONCURRENT ASSETS:
Property and equipment, net	72,983	197,787
Intangible assets, net	81,403	265,368
Prepaid commissions - noncurrent	2,537,644	4,900,511
Deferred tax assets - noncurrent, net	1,037,739	1,851,231

Total non current assets	3,729,769	7,214,897

TOTAL ASSETS	$6,870,343	$14,109,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,448	$152,184
Unearned revenue	2,875,614	819,188
Accrued liabilities and other payables	1,765,116	1,301,713
Commissions payable	708,892	857,390
Taxes payable	167,225	1,025
Deferred revenue - current	4,906,964	5,207,365

Total current liabilities	10,428,259	8,338,865

NONCURRENT LIABILITIES:
Deferred revenue - noncurrent	6,688,599	12,305,434
Other payable	50,970	1,000,000

Total noncurrent liabilities	6,739,569	13,305,434

Total Liabilities	17,167,828	21,644,299

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares
authorized, 8,000,224 and 5,581,391 shares issued and
outstanding as of December 31, 2015 and 2014, respectively	8,000	5,581
Additional paid in capital	2,040,873	1,043,292
Accumulated other comprehensive income (loss)	529,244	(21,867)
Accumulated deficit	(12,875,602)	(8,562,286)

Total stockholders' deficit	(10,297,485)	(7,535,280)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,870,343	$14,109,019

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Products	$4,520	$1,295,625
Services	5,272,667	5,652,905
Revenues	5,277,187	6,948,530

Less: sales return	(301,452)	-

Net revenues	4,975,735	6,948,530

Products	634,297	461,895
Services	2,233,321	2,315,994
Cost of revenues	2,867,618	2,777,889

Gross profit	2,108,117	4,170,641

Operating expenses
Selling	314,482	767,212
General and administrative	5,375,682	5,669,061

Total operating expenses	5,690,164	6,436,273

Loss from operations	(3,582,047)	(2,265,632)

Non-operating income (expenses)
Other income	111,946	34,837
Other expenses	(116,530)	(19,292)
Financial income	12,372	1,223

Total non-operating income, net	7,788	16,768

Loss before income tax	(3,574,259)	(2,248,864)
Income tax expense (benefit)	739,057	(527,053)

Net loss	(4,313,316)	(1,721,811)
Foreign currency translation gain	551,111	16,377

Comprehensive loss	$(3,762,205)	$(1,705,434)

Basic weighted average shares outstanding	7,125,468	5,581,391

Basic loss per share	$(0.61)	$(0.31)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Deficit

Balance at January 1, 2014	5,581,391	$5,581	$965,279	$(6,840,475)	$(38,244)	$(5,907,859)
Capital contribution	-	-	78,013	-	-	78,013
Net loss	-	-	-	(1,721,811)	-	(1,721,811)
Foreign currency translation gain	-	-	-	-	16,377	16,377

Balance at December 31, 2014	5,581,391	5,581	1,043,292	(8,562,286)	(21,867)	(7,535,280)
Shares issued for capital contribution	2,000,000	2,000	998,000	-	-	1,000,000
Reorganization and recapitalization	418,833	419	(419)	-	-	-
Net loss	-	-	-	(4,313,316)	-	(4,313,316)
Foreign currency translation gain	-	-	-	-	551,111	551,111

Balance at December 31, 2015	8,000,224	$8,000	$2,040,873	$(12,875,602)	$529,244	$(10,297,485)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,313,316)	$(1,721,811)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	222,139	130,462
Allowance for other receivables	121,347	-
Allowance for advance to suppliers	148,918	-
Provision for inventory impairment	631,434	6,258
Provision for fixed assets impairment	1,489	-
Loss on disposal of fixed assets	73,823	-
Changes in deferred tax	739,786	(530,721)
(Increase) decrease in assets:
Prepaid expenses	(37,837)	106,148
Other receivables and deposits	1,290,101	(998,712)
Advances to suppliers	97,685	(164,490)
Inventories	22,328	(587,461)
Prepaid commissions	-	(319,785)
Increase (decrease) in liabilities:
Accounts payable	(144,875)	61,948
Unearned revenue	2,193,256	643,229
Accrued liabilities and other payables	205,553	180,668
Commissions payable	(103,253)	(457,380)
Taxes payable	361,044	(1,433,866)
Deferred revenue	(2,947,159)	2,381,091

Net cash used in operating activities	(1,437,537)	(2,704,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,392)	(109,252)
Purchase of intangible asset	-	(233,109)

Net cash used in investing activities	(3,392)	(342,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	78,136
Other payable	-	1,052,255
Dividend paid	-	(65,169)
Advance from related parties	399,243	2,173,032

Net cash provided by financing activities	399,243	3,238,254

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(20,274)	(6,355)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(1,061,960)	185,116

CASH & EQUIVALENTS, BEGINNING OF YEAR	1,089,755	904,639

CASH & EQUIVALENTS, END OF YEAR	$27,795	$1,089,755

Supplemental Cash flow data:
Income tax paid	$-	$2,096,459
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of other payable into common stock	$1,000,000	$-

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinhang Internet Technologies Development, Inc.  (the “Company”) was incorporated under the name Bison Petroleum, Corp.(“Bison”) on February 9, 2010, under the laws of the State of Nevada.

On May 13, 2015, Bison, then a publicly traded shell company without any operations, entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a privately-owned Nevada holding company incorporated in Nevada on May 5, 2010 (“Yinhang US”) and the stockholders of Yinhang US (the “Yinhang Stockholders”), pursuant to which Bison acquired 100% of the issued and outstanding capital stock of Yinhang US in exchange for a total of 758,116,667 shares (pre-reverse split) of Bison’s common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, Bison had outstanding 800,000,000 shares (pre-reverse split) of common stock, representing all of its authorized shares of common stock.  The 758,116,667 shares (pre-reverse split) includes 200,000,000 shares (pre-reverse split) issued to the three investors pursuant to a subscription agreement as discussed in Note 10.

As a result of the Share Exchange, Yinhang US became a wholly-owned subsidiary of Bison, and Bison became the owner of all of the outstanding capital stock of Yinhang HK, which in turn owned all of the outstanding capital stock of Huashang, a Chinese limited company, a wholly foreign owned enterprise under Chinese law with variable interest entities engaged in the businesses described below.

The acquisition of Yinhang US was accounted for as a recapitalization effected by a share exchange, wherein Yinhang US is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of its assets and liabilities. As a result of the Yinhang Acquisition, Yinhang US’s shareholders became the majority and controlling shareholders of Bison, and Bison ceased to be a shell company. Pursuant to the rules of the Securities and Exchange Commission (“SEC”), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, no pro forma financial information was presented since it is a recapitalization of Yinhang US.

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

There has been no change in the VIE structure, and none of the events listed in a-d above have occurred as of December 31, 2015.

Going Concern

The Company incurred net losses of $ 4.31 million for the year ended December 31, 2015. The Company also had a shareholders' deficit of $10.30 million as of December 31, 2015. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company is currently changing its current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets the users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform, expects official operation to begin within a few months. With existing resources for sales and marketing channels including over 8,000 agents, and the huge market for internet users in rural areas, the managements expects a healthy growth of the business; the management also intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventory mainly consists of LCD, routers, point of sales machines, health monitoring wristwatches and tablets, etc. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method. Inventory cost includes labor and production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful life of the property or the unit of depletion method. For shorter-lived assets the straight-line method over estimated lives ranging from 3 to 5 years is used as follows:

Office Equipment	3-5 years
Furniture	5 years
Electronic Equipment	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there were no impairments of its long-lived assets, other than a provision of fixed asset impairment of $1,489 in 2015.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2015 and 2014, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company follows FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2015 and 2014 consisted of net loss and foreign currency translation adjustments.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).  The Company did not have any dilutive shares at December 31, 2015 and 2014.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the years ended December 31, 2015 and 2014, and as of December 31, 2015 and 2014, respectively.

	Years Ended December 31,
	2015	2014
Revenue:
Internet platform services	$5,272,107	$5,984,661
On-line and physical UKT stores	4,520	587,171
Advertising income from website and magazine	560	376,698
Consolidated	$5,277,187	$6,948,530
Operating income (loss):
Internet platform services	$(2,148,319)	$(1,657,679)
On-line and physical UKT stores	(342,671)	(306,102)
Advertising income from website and magazine	(118,822)	(301,746)
WOFE and holding company	(972,235)	(105)
Consolidated	$(3,582,047)	$(2,265,632)
Net income (loss):
Internet platform services	$(2,855,669)	$(1,077,412)
On-line and physical UKT stores	(341,324)	(303,885)
Advertising income from website and magazine	(158,637)	(340,409)
WOFE and holding company	(957,686)	(105)
Consolidated	$(4,313,316)	$(1,721,811)
Depreciation and amortization:
Internet platform services	$216,848	$125,693
On-line and physical UKT stores	4,556	1,119
Advertising income from website and magazine	735	3,650
Consolidated	$222,139	$130,462

Total assets:	As of December 31, 2015	As of December 31, 2014
Internet platform services	$7,652,600	$13,210,486
On-line and physical UKT stores	(3,325)	103,881
Advertising income from website and magazine	310,095	569,223
WOFE and holding company	2,075,748	3,052,255
Intercompany elimination	(3,164,775)	(2,826,826)
Consolidated	$6,870,343	$14,109,019

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the CFS.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the CFS.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at December 31, 2015 and 2014, respectively:

	2015	2014
Advance to third party companies	$582	$373
Other receivables	-	1,141,852
Advance to employees	29,390	73,914
Deposit for purchases and rents	88,053	138,858
Other	2,383	83,420
Allowance for other receivables	(116,391)	-
Total	$4,017	$1,438,417

At December 31, 2014, other receivables are payments to salesmen to perform new product Huishang E-station related marketing activities. Huishang E station is a convenience service station to provide service to local residents for their daily life needs, such as making utility bill payments, buying tickets, asking for an urgent repair for home appliances and seeking the housekeeping services.

4. INVENTORY

Inventory consisted of the following at December 31, 2015 and 2014:

	2015	2014
Finished goods	$609,829	$724,576
Less: Inventory impairment allowance	(569,323)	(16,140)
Total	$40,506	$708,436

5. TAXES RECEIVABLE AND PAYABLES

Taxes receivable consisted of the following at December 31, 2015 and 2014:

	2015	2014
Income	$-	$104,023
Value-added	11,353	99,086
Taxes receivable	$11,353	$203,109

Taxes payable consisted of the following at December 31, 2015 and 2014:

	2015	2014
Income	165,879	-
Value-added	$-	$82
Other	1,346	943
Taxes payable	$167,225	$1,025

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Office equipment	$205,968	$309,674
Furniture	-	4,739
Electronic equipment	-	6,833
Total	205,968	321,246
Less: Accumulated depreciation	(131,557)	(123,459)
Less: impairment provision for fixed assets	(1,428)	-
Net	$72,983	$197,787

Depreciation for the years ended December 2015 and 2014 was $92,055 and $99,277, respectively.

7. ADVANCES TO (FROM) RELATED PARTIES, NET

Advances to related parties (net) consisted of the following at December 31, 2015 and 2014:

	2015	2014
Advance to HuaxiaDecheng	$400,395	$204,282
Advance to (from) Shareholders	(132,970)	58,835
Advance (from) Langfang UKT	(15,440)	-
Advance to related parties, net	$251,985	$263,117

HuaxiaDecheng (Beijing) investment funds Co., Ltd (HuaxiaDecheng) is owned by two major shareholders of the Company. The advances to HuaxiaDecheng and shareholders were payable upon demand, and bore no interest.  Advance from shareholders was for the Company’s working capital needs, payable upon demand, and bore no interest. Langfang UKT was incorporated in October 2015 and controlled by one of the Company’s major shareholders with 51% ownership and one of the senior officers with 49% ownership. Langfang UKT will be engaged in the new business of yitd123.net; during 2015, HSJ collected certain advance deposits from customers for the new business to be performed in the near future on behalf of Langfang UKT.

Lease Agreement

The Company shares office with Langfang UKT since June 30,2015. Langfang UKT signed office lease contract with a lessor, the lease term is from June 30, 2015 to September 30, 2017 with annually rental of RMB 210,000 ($32,800).  In February 2016, Langfang UKT has paid the rental RMB 210,000 ($32,800) of the period from June 30, 2015 to June 30, 2016, and undertook all rental expense.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Information platform	$169,374	$179,743
Website	-	8,752
Software systems	-	135,649
E business station development	-	28,207
Total	169,374	352,351
Less: Accumulated amortization	(87,971)	(86,983)
Net	$81,403	$265,368

Amortization of intangible assets for the years ended December 31, 2015 and 2014 was 130,084 and $75,175, respectively. Annual amortization for the next five years from January 1, 2015, is expected to be: $42,100; $15,400; $8,800; $8,800 and $8,800.

9. DEFERRED TAX ASSETS (LIABILITIES)

As of December 31, 2015 and 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current
Accrued expense	$428,795	$144,371
Sales return allowance	23,165	24,357
Amortization of deferred revenue	706,699	749,962
Less: valuation allowance	(451,960)	(168,728)
Deferred tax asset – current, net	706,699	749,962

Deferred tax liability - current
Amortization of platform and website	(9,671)	(7,213)
Accrued commission	(17,631)	(18,710)
Deferred tax liabilities – current	(27,302)	(25,923)

Deferred tax asset, net of deferred tax liabilities - current	$679,397	$724,039

Deferred tax asset - noncurrent
Amortization of platform and website	$191,788	$246,430
Amortization of deferred revenue	1,037,739	1,851,231
Net operating loss	1,460,885	196,302
Less: valuation allowance	(1,652,673)	(442,732)
Deferred tax asset - noncurrent, net	$1,037,739	$1,851,231

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2015 and 2014:

	2015	2014
Deposits	$239,012	$254,214
Advance from third parties, payable upon demand, no interest	341,313	-
Employee social insurance and salary payable	1,030,854	709,321
Accrued sales return	92,429	114,121
Advance from employees	52,657	126,148
Other payables - current	8,851	97,909
Total	$1,765,116	$1,301,713

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.1%	9.0%
Permanent difference	0.3%	-%
Valuation allowance of NOL	45.3%	8.5%
Other	-%	(6.9)%
Tax expense (benefit) per financial statements	20.7%	(23.4)%

The provision for income taxes expense (benefit) for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense (benefit) – current	$(729)	$3,668
Income tax expense (benefit) - deferred	739,786	(530,721)
Total income tax expense (benefit)	$739,057	$(527,053)

12. MAJOR CUSTOMERS AND VENDORS

There were no customers that accounted for over 10% of the Company’s total sales for the years ended December 31, 2015 and 2014, respectively.

There was two vendor that accounted for over 10% of the Company’s total purchases for the year ended December 31, 2015, and three vendors that accounted for over 10% of the Company’s total purchases for the year ended December 31, 2014.

Below is the table indicating the major vendors, which accounted for over 10% of the Company’s total purchases for the years ended December 31, 2015 and 2014:

Suppliers	2015	2014
Supplier A	-%	47%
Supplier B	66%	17%
Supplier C	-%	11%
Supplier D	26%	-%

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the years ended December 31, 2015 and 2014.

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