Form 10-Q
period 2016-03-31
Yinhang Internet Technologies Development, Inc.
filed 2016-05-20
CIK 1494722

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐   No ☒

As of May 1, 2016, we had outstanding 8,000,224 shares of common stock.

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

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Unaudited Financial Statements of Yinhang Internet Technologies Development, Inc.

Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and equivalents	$31,144	$27,795
Prepaid expenses	31,855	45,276
Other receivables and deposits	20,697	4,017
Advances to suppliers, net	3,521	77
Taxes receivable	13,973	11,353
Inventories, net	40,710	40,506
Advances to related parties, net	-	251,985
Prepaid commissions - current	2,084,251	2,080,168
Deferred tax assets - current, net	682,959	679,397

Total current assets	2,909,110	3,140,574

NONCURRENT ASSETS:
Property and equipment, net	58,747	72,983
Intangible assets, net	72,287	81,403
Prepaid commissions - noncurrent	2,034,066	2,537,644
Deferred tax assets - noncurrent, net	866,604	1,037,739

Total non current assets	3,031,704	3,729,769

TOTAL ASSETS	$5,940,814	$6,870,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,470	$4,448
Unearned revenue	2,859,751	2,875,614
Accrued liabilities and other payables	1,777,066	1,765,116
Commissions payable	712,447	708,892
Taxes payable	167,636	167,225
Advances from related parties, net	175,074	-
Deferred revenue - current	4,920,337	4,906,964

Total current liabilities	10,616,781	10,428,259

NONCURRENT LIABILITIES:
Deferred revenue - noncurrent	5,500,481	6,688,599
Other payable	50,970	50,970

Total noncurrent liabilities	5,551,451	6,739,569

Total Liabilities	16,168,232	17,167,828

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares
authorized, 8,000,224 shares issued and outstanding
as of March 31, 2016 and December 31, 2015	8,000	8,000
Additional paid in capital	2,040,873	2,040,873
Accumulated other comprehensive income	479,123	529,244
Accumulated deficit	(12,755,414)	(12,875,602)

Total stockholders' deficit	(10,227,418)	(10,297,485)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,940,814	$6,870,343

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015
Revenues
Products	$-	$4,279
Services	1,220,127	1,434,649
	1,220,127	1,438,928
Cost of revenues
Products	-	2,885
Services	518,695	638,380
	518,695	641,265

Gross profit	701,432	797,663

Operating expenses
Selling	98,462	89,883
General and administrative	305,830	1,479,721

Total operating expenses	404,292	1,569,604

Income (loss) from operations	297,140	(771,941)

Non-operating income (expenses)
Other income	-	113,350
Other expenses	(1,873)	(6,581)
Financial expense	(719)	(433)

Total non-operating income (expense), net	(2,592)	106,336

Income (loss) before income tax	294,548	(665,605)
Income tax expense	174,360	189,304

Net income (loss)	120,188	(854,909)
Foreign currency translation gain (loss)	(50,121)	25,269

Comprehensive income (loss)	$70,067	$(829,640)

Basic weighted average shares outstanding	8,000,224	5,581,391

Basic earnings (loss) per share	$0.02	$(0.15)

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$120,188	$(854,909)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	23,877	51,136
Changes in deferred tax	174,360	189,304
(Increase) decrease in assets:
Prepaid expenses	13,506	(248,546)
Other receivables and deposits	(16,488)	438,922
Advances to suppliers	(3,408)	21,848
Inventories	-	(82,638)
Prepaid commissions	6,283	-
Increase (decrease) in liabilities:
Accounts payable	-	(260)
Unearned revenue	(29,969)	33,890
Accrued liabilities and other payables	390,342	265,790
Commissions payable	-	45,568
Taxes payable	(2,959)	(14,221)
Deferred revenue	(709,170)	(747,641)

Net cash used in operating activities	(33,438)	(901,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,515)

Net cash used in investing activities	-	(3,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	36,619	325,213

Net cash provided by financing activities	36,619	325,213

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	168	(3,715)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	3,349	(583,774)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	27,795	1,089,755

CASH & EQUIVALENTS, END OF PERIOD	$31,144	$505,981

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

YINHANG INTERNET TECHNOLOGIES DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Yinhang Internet Technologies Development, Inc.  (the “Company”) was incorporated under the name Bison Petroleum, Corp.(“Bison”) on February 9, 2010, under the laws of the State of Nevada.

On May 13, 2015, Bison, then a publicly traded shell company without any operations, made a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a privately-owned Nevada holding company incorporated in Nevada on May 5, 2010 (“Yinhang US”) and the stockholders of Yinhang US (the “Yinhang Stockholders”), pursuant to which Bison acquired 100% of the issued and outstanding capital stock of Yinhang US in exchange for a total of 758,116,667 shares (pre-reverse split) of Bison’s common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, Bison had outstanding 800,000,000 shares (pre-reverse split) of common stock, representing all of its authorized shares of common stock.  The 758,116,667 shares (pre-reverse split) includes 200,000,000 shares (pre-reverse split) issued to the three investors pursuant to a subscription agreement.

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

HSJ was incorporated on December 22, 2009 in Beijing, China.  Huashangjie provides internet information services through a classified information platform, to end user merchants which advertise their products or services on HSJ’s website. HSJ stopped promoting sales of this platform and is currently transforming its business from an information based platform to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets the users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform and expects official operation to begin within a few months.

UKT was incorporated on September 1, 2011 in Beijing, China. UKT provides both physical and on-line stores to merchants and manufacturers for selling their featured products labeled with UKT's trademarks to online and offline customers, as well as providing hardware and software assistance to these merchants doing business on-line.

Qianxian Media was incorporated on December 19, 2006 in Beijing, China. Qianxian Media provides advertising-supported websites and magazines to publicize the information and news regarding urban and rural areas such as agriculture polices and agriculture related videos to attract advertising source income.

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

The consolidated interim financial information as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016, results of operations and cash flows for the three month periods ended March 31, 2016 and 2015, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying CFS include the accounts of Yinhang, Yinhang US, Yinhang HK, WOFE, Huashangjie, UKT, and Qianxian Media, which are collectively referred to as the “Company”. All significant intercompany accounts and transactions were eliminated in the CFS.

VIE Agreements

The CFS include the financial statements of the Company, its subsidiaries and its VIE (HSJ, UKT and Qianxian Media) for which the Company’s subsidiary HSWJ is the primary beneficiary.

On February 5, 2015, HSJ, UKT and Qianxian Media and their shareholders entered into a series of agreements including Management Entrustment Agreements (“MEA”), Exclusive Purchase Option Agreements, and Equity Pledge Agreements with HSWJ (or “WFOE”), and each of the shareholders of these three companies entered into Power of Attorney Authorization Agreements appointing HSWJ as its sole attorney-in-fact to exercise all of its rights as equity owner of these three companies. As a result of these agreements, HSWJ has the right to control and administer the financial affairs and daily operations of these three companies in all aspects and has the right to manage and control all assets of these three companies. The equity holders of these three companies have no right to make any decision about these companies’ activities without the consent of HSWJ.  In consideration for its services, HSWJ is entitled to receive from each company quarterly management and consulting fees equal to all of such company's after-tax profits, if any, of that quarter.  If there are no net earnings after taxes, then no fee shall be paid.  If any of the companies sustains a loss, it will be carried over to the next quarterly period and deducted from the next quarter’s service fee (or net earnings). Each of the companies has the right to require HSWJ to pay the amount of any net loss incurred in any quarterly period if such loss has not been offset against a net profit.

The MEA will continue for 30 years, or until February 4, 2045, and will be extended automatically for successive 10 year periods thereafter, except that the agreement will terminate in respect of any company (i) at the expiration of the initial 30-year term, or any 10-year renewal term, if WFOE notifies the company not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from WFOE, or (iii) upon the date WFOE acquires all of the assets, or at least 51% of the equity interests, of any company.

The shareholders of these three companies irrevocably granted HSWJ or its designated person an exclusive purchase option to acquire, at any time, all of the assets or outstanding shares any of the three companies, to the extent permitted by PRC law.

The purchase price for the shareholders’ equity interests in each company is equal to the actual registered capital of  the company, unless an appraisal is required by the laws of China. The term of each Exclusive Purchase Option Agreement is same as the term of the MEA.

Each shareholder of these three companies executed irrevocable powers of attorney to appoint HSWJ as its sole attorney-in-fact to exercise all of its rights as equity owner of each company, including but not limited to 1) attend the shareholders’ meetings and/or sign relevant resolutions; 2) exercise all the shareholder's rights and shareholder's voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of these three companies, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors, Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of each company; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

To ensure and guarantee the execution and performance of their obligations under the MEA, the Exclusive Purchase Option Agreement and the Power of Attorney Agreement, each shareholder pledged to HSWJ its full ownership interests in each company. If any of the companies or its equity owners are in breach of any of the Agreements, then HSWJ shall be entitled to require the equity owners of such company to transfer their equity interests in such company to it.

As a result of these agreements, HSWJ is considered the primary beneficiary of HSJ, UKT and Qianxian Media, and HSWJ can consolidate the results of operations of these companies, as HSWJ contractually controls the management of these Companies and is entitled to receive their profits and is liable for their losses, and the companies and their shareholders granted an irrevocable proxy to HSWJ or its designee. ASC Topic 810, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, requires certain VIEs to be consolidated by the primary beneficiary of the entity if that primary beneficiary of the entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

However, each VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include whether:

a.	The operating company's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors of the operating company and other interests become exposed to expected losses of operating company.

c.
The operating company undertakes additional activities or acquires additional assets, beyond those anticipated at the later of its inception  or the latest reconsideration event, that increase the entity's expected losses.

d.	The operating company receives an additional equity investment that is at risk, or the operating company curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure with respect to any company, and none of the events listed in a-d above have occurred as of March 31, 2016.

Going Concern

The Company had net income of $ 120,188 for the three months ended March 31, 2016. However, the Company had a working capital deficit of $7.71 million, and a shareholders' deficit of $10.23 million as of March 31, 2016. These conditions raised a substantial doubt about the Company’s ability to continue as a going concern. The Company is currently changing its current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets the users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform and expects commercial operations to begin within a few months. With existing resources for sales and marketing channels, and the huge market for internet users in rural areas, management expects a business to grow; Management also intends to raise additional financing through debt and equity financing or through other means that it deems appropriate. However, no assurance can be given that the Company will be successful in raising additional capital on reasonable terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventory mainly consists of LCD, routers, point of sales machines, health monitoring wristwatches and tablets. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2016 (unaudited) and December 31, 2015, there were no impairments of its long-lived assets, other than an immaterial provision for fixed asset impairment of $1,428 in 2015.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2016 (unaudited) and December 31, 2015, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Cost of Revenue

Cost of revenue (“COR”) consists primarily of the cost of purchasing inventory, commissions paid to sales agents and amortization of the web hosting platform cost.  Write-down of inventory to lower of cost or market is also recorded in COR.

Concentration of Credit Risk

The operations of the Company are in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy. The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company did not experience any losses in such accounts and believes they are not exposed to any risks on their cash in these bank accounts.

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

As of March 31, 2016 (unaudited) and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company follows FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2016 and 2015 consisted of net income (loss) and foreign currency translation adjustments.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).  The Company did not have any dilutive shares at March 31, 2016 and December 31, 2015.

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

The Company has three operating segments: 1) providing Internet platform services; 2) on-line and physical stores to sell featured products labeled with UKT trademarks, and 3) providing advertising-supported websites and magazines to publicize the information and news regarding urban and rural areas such as agriculture polices and agriculture related videos to attract advertising source income. These operating segments were determined based on the nature of the products offered or services provided.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.   The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the three months ended March 31, 2016 and 2015, and as of March 31, 2016 (unaudited) and December 31, 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Revenue:
Internet platform services	$1,220,127	$1,424,656
On-line and physical UKT stores	-	13,703
Advertising income from website and magazine	-	569
Consolidated	$1,220,127	$1,438,928
Operating income (loss):
Internet platform services	$346,987	$(299,525)
On-line and physical UKT stores	(15,605)	(92,920)
Advertising income from website and magazine	-	(6,080)
WOFE and holding company	(34,242)	(373,416)
Consolidated	$297,140	$(771,941)
Net income (loss):
Internet platform services	$170,220	$(374,797)
On-line and physical UKT stores	(15,669)	(90,660)
Advertising income from website and magazine	-	(16,064)
WOFE and holding company	(34,363)	(373,388)
Consolidated	$120,188	$(854,909)
Depreciation and amortization:
Internet platform services	$23,079	$43,146
On-line and physical UKT stores	798	7,456
Advertising income from website and magazine	-	534
Consolidated	$23,877	$51,136

Total assets:	As of March 31, 2016	As of December 31, 2015
Internet platform services	$6,843,950	$7,652,600
On-line and physical UKT stores	5,547	(3,325)
Advertising income from website and magazine	291,083	310,095
WOFE and holding company	2,042,035	2,075,748
Intercompany elimination	(3,241,801)	(3,164,775)
Consolidated	$5,940,814	$6,870,343

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on the Company’s CFS and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s CFS and related disclosures.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at March 31, 2016 (unaudited) and December 31, 2015, respectively:

	2016	2015
Advance to third party companies	$11,366	$582
Advance to employees	35,417	29,390
Deposit for purchases and rents	88,494	88,053
Other	2,395	2,383
Allowance for other receivables	(116,975)	(116,391)
Total	$20,697	$4,017

4. INVENTORY

Inventory consisted of the following at March 31, 2016 (unaudited) and December 31, 2015:

	2016	2015
Finished goods	$664,677	$609,829
Less: Inventory impairment allowance	(623,967)	(569,323)
Total	$40,710	$40,506

5. TAXES RECEIVABLE AND PAYABLES

Taxes receivable consisted of the following at March 31, 2016 (unaudited) and December 31, 2015:

	2016	2015
Value-added	13,268	11,353
Income	705	-
Taxes receivable	$13,973	$11,353

Taxes payable consisted of the following at March 31, 2016 (unaudited) and December 31, 2015:

	2016	2015
Income	167,416	165,879
Other	220	1,346
Taxes payable	$167,636	$167,225

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2016 (unaudited) and December 31, 2015:

	2016	2015
Office equipment	$207,001	$205,968
Less: Accumulated depreciation	(146,819)	(131,557)
Less: impairment provision for fixed assets	(1,435)	(1,428)
Net	$58,747	$72,983

Depreciation for the three months ended March 31, 2016 and 2015 was $14,451 and $24,308, respectively.

7. ADVANCES TO (FROM) RELATED PARTIES, NET

Advances to related parties (net) consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Advance to HuaxiaDecheng	$403,048	$400,395
Advance from Shareholders	(298,243)	(132,970)
Advance from Langfang UKT	(279,879)	(15,440)
Advance to (from) related parties, net	$(175,074)	$251,985

HuaxiaDecheng (Beijing) Investment Funds Co., Ltd (HuaxiaDecheng) is owned by two major shareholders of the Company. The advances to HuaxiaDecheng and from shareholders were payable upon demand, and bore no interest.  Advance from shareholders was for the Company’s working capital needs, payable upon demand, and bore no interest.

Langfang UKT was incorporated in October 2015 and is controlled by one of the Company’s major shareholders with 51% ownership and one of the senior officers with 49% ownership. Langfang UKT will be engaged in the business of yitd123.net. During 2015, HSJ signed a new platform service contract with customer and collected certain advance deposits from the customer on behalf of Langfang UKT for the new services to be rendered in the near future by Langfang UKT. During the three months ended March 31, 2016, Langfang UKT recorded sales of RMB 2.35 million ($359,944). In addition, Langfang UKT paid certain operating expenses for HSJ during the three months ended March 31, 2016.

Lease Agreement

The Company has shared office space with Langfang UKT since June 30,2015. Langfang UKT signed an office lease with a lessor. The lease term is from June 30, 2015 to September 30, 2017 with annual rental of RMB 210,000 ($32,165).  In February 2016, Langfang UKT paid the rent of RMB 210,000 ($32,165) for the period from June 30, 2015 to June 30, 2016.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Information platform	$170,224	$169,374
Less: Accumulated amortization	(97,937)	(87,971)
Net	$72,287	$81,403

Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $9,426 and $26,828, respectively. Annual amortization for the next five years from April 1, 2016, is expected to be: $26,470; $8,826; $8,826; $8,826 and $8,826.

9. DEFERRED TAX ASSETS (LIABILITIES)

As of March 31, 2016 (unaudited) and December 31, 2015, deferred tax asset (liability) consisted of the following:

	2016	2015
Deferred tax asset - current
Accrued expense	$426,597	$428,795
Sales return allowance	23,281	23,165
Amortization of deferred revenue	709,022	706,699
Less: valuation allowance	(449,878)	(451,960)
Deferred tax asset – current, net	709,022	706,699

Deferred tax liability - current
Amortization of platform and website	(8,343)	(9,671)
Accrued commission	(17,719)	(17,631)
Deferred tax liabilities – current	(26,063)	(27,302)

Deferred tax asset, net of deferred tax liabilities - current	$682,959	$679,397

Deferred tax asset - noncurrent
Amortization of platform and website	$195,577	$191,788
Amortization of deferred revenue	866,604	1,037,739
Net operating loss	1,577,042	1,460,885
Less: valuation allowance	(1,772,619)	(1,652,673)
Deferred tax asset - noncurrent, net	$866,604	$1,037,739

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2016 (unaudited) and December 31, 2015:

	2016	2015
Deposits	$240,223	$239,012
Advance from third parties, payable upon demand, no interest	404,258	341,313
Employee social insurance and salary payable	994,341	1,030,854
Accrued sales return	92,891	92,429
Advance from employees	35,812	52,657
Other payables - current	9,541	8,851
Total	$1,777,066	$1,765,116

11. INCOME TAXES

The Company’s operating entities are governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  The Company’s US parent company Yinhang is incorporated in the US and conducts no business or operations.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	34.0%	(34.0)%
Tax rate difference	(9.0)%	9.0%
Valuation allowance of NOL	34.2%	53.4%
Tax expense (benefit) per financial statements	59.2%	28.4%

The provision for income taxes expense (benefit) for the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015
Income tax expense (benefit) – current	$-	$-
Income tax expense - deferred	174,360	189,304
Total income tax expense	$174,360	$189,304

12. MAJOR CUSTOMERS AND VENDORS

There were no customers that accounted for over 10% of the Company’s total sales for the three months ended March 31, 2016 and 2015, respectively.

There was no vendor that accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2016, and one vendor that accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2015.

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

Common welfare fund

The common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations.  The Company did not make any contribution to this fund during the three months ended March 31, 2016 and 2015.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. CONTINGENCIES AND COMMITMENTS

Employment Agreements

HSJ, UKT and Qianxian Media, were private Limited Companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of their executives was determined by its shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all the employees, including management, have executed an employment agreement with their employer operating affiliate.  Yong Xu’s employment agreement with Qianxian Media, pursuant to which he serves as Chairman, provides for an annual salary of RMB 204,000 ($31,246), and terminates on September 2, 2018. Ms. Zhou’s employment agreement with Qianxian Media, pursuant to which she serves as Chief Executive Officer, provides for an annual salary of RMB 204,000 ($31,246), and terminates on September 2, 2018.  Changqing Liu’s employment agreement with Qianxian Media, pursuant to which he serves as Chief Financial Officer, provides for an annual salary of RMB 180,000 ($27,570), and terminates on June 13, 2016.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

On May 13, 2015, we entered into a share exchange agreement, or the Share Exchange Agreement, with Yinhang Internet Technologies Development, Inc., a Nevada corporation (“Yinhang US”) and the stockholders of Yinhang US (the “Yinhang Stockholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Yinhang US in exchange for a total of 758,116,667 shares (pre-reverse split) of our common stock (the “Share Exchange” or the “Yinhang Acquisition”).   After giving effect to the Share Exchange, we had outstanding 800,000,000 shares (pre-reverse split) of common stock, representing all of our authorized shares of common stock.  The 758,116,667 shares (pre-reverse split) include 200,000,000 shares (pre-reverse split) issued to the three investors pursuant to a subscription agreement.

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

Huashangjie operates an Internet information service which provides a classified information platform to end user merchants who advertise their products or services on its website. Huashangjie’s platform provides merchants with an affordable and effective marketing channel to reach a broad and targeted local consumer base. Through our “3ghuashang.com” and “HS.cn” websites and mobile applications, the platform contains a vast amount of credible and up-to-date local information in 34 provinces, including about 8,000 counties, across diverse content categories, including housing, jobs, used goods, automotive, pets, tickets, yellow pages and other local services. Huashangjie was incorporated on December 22, 2009 in Beijing, China. Huashangjie gradually ceased promoting sales of its information based platform but keeps providing maintenance services for existing users. It is currently transforming its business to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. The Company is currently test running the rural e-commerce trading platform and expects official operation to begin within a few months.

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

On June 11, 2015, our Board of Directors unanimously adopted, and holders of a majority of our outstanding shares of common stock approved amendments to our Articles of Incorporation changing our corporate name to Yinhang Internet Technologies Development, Inc., the name of the Nevada entity which we acquired in the Yinhang Acquisition, reducing our authorized capital stock to 21,000,000 shares, comprised of 1 million shares of preferred stock and 20 million shares of common stock, each having  par value of $0.001, and effecting a one-for one hundred (1-for-100) reverse stock split of our common stock which reduced the number of our outstanding shares of common stock to slightly more than 8,000,000 shares.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2016		2015
Revenue	$	% of Revenue	$	% of Revenue
Products	$-	-%	$4,279	0.3%
Services	1,220,127	100%	1,434,649	99.7%
	1,220,127	100%	1,438,928	100%
Cost of revenue
Products	-	-%	2,885	0.2%
Services	518,695	43%	638,380	45%
	518,695	43%	641,265	45%
Gross profit	701,432	57%	797,663	55%
Operating expenses	404,292	33%	1,569,604	109%
Income (loss) from operations	297,140	24%	(771,941)	(54)%
Non-operating income (expenses), net	(2,592)	(0.2)%	106,336	7%
Income tax expense	174,360	14%	189,304	13%
Net income (loss)	$120,188	10%	$(854,909)	(59)%

Segment Information

HSJ

The following table sets forth the results of our operations for HSJ’s Internet platform services for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three months ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue
Revenue	$1,138,194		$1,337,506
Cost of revenue	473,378	42%	590,139	44%
Gross profit	664,816	58%	747,367	56%
Operating expenses	317,707	28%	1,046,891	78%
Income (loss) from operations	347,109	30%	(299,524)	(22)%
Non-operating income (expenses), net	(2,226)	(0.2)%	104,295	8%
Income tax expense	165,206	15%	179,567	13%
Net income (loss)	$179,677	16%	$(374,796)	(28)%

UKT

The following table sets forth the results of UKT's on-line and physical stores, and trademark usage fee income for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three months ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue
Revenue	$-		$13,703
Cost of revenue	-	-%	2,905	21%
Gross profit	-	-%	10,798	79%
Operating expenses	15,605	-%	103,719	757%
Loss from operations	(15,605)	-%	(92,921)	(678)%
Non-operating income (expenses), net	(64)	-%	2,261	16%
Income tax expense	-	-%	-	-%
Net loss	$(15,669)	-%	$(90,660)	(662)%

Qianxian Media

The following table sets forth the results of advertising income from Qianxian Media's websites and magazines for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three months ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue
Revenue	$81,933		$87,719
Cost of revenue	45,317	55%	48,221	55%
Gross profit	36,616	45%	39,498	45%
Operating expenses	36,738	45%	45,577	52%
Loss from operations	(122)	(0.1)%	(6,079)	(7)%
Non-operating expenses, net	(182)	(0.2)%	(248)	(0.3)%
Income tax expense	9,154	11%	9,737	11%
Net loss	$(9,457)	(12)%	$(16,064)	(18)%

Revenue

Revenue for the three months ended March 31, 2016, was $1.22 million, consisting of $1.14 million for internet platform services provided by HSJ and $0.08 million for internet platform services provided by Qianxian, while revenue for the comparable period in 2015, was $1.44 million, consisting of $1.34 million for internet platform services, $0.01 million from UKT's on-line and physical stores and trademark usage fee income, and $0.09 million for advertising income from Qianxian Media's websites and magazines and internet platform services, an overall decrease of $0.22 million or 15%. We did not have revenue from products in the three months ended March 31, 2016, compared with $4,279 for the comparable period of 2015. We had $1.22 million from internet platform income for the three months ended March 31, 2016, compared with $1.43 million for the comparable period of 2015.  The decrease in revenue from both products and services was due to the strategic change in our current business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. Commencing with the 2nd quarter of 2015, the Company did not attract any new customers for its existing internet platform services but only maintained its existing customers as a result of this change in its business model. The Company is currently test running the rural e-commerce trading platform, and expects to begin commercial operations of this platform within a few months.

Cost of Revenue

Cost of revenue (“COR”) was $0.52 million for the three months ended March 31, 2016, compared to $0.64 million for the comparable period of 2015. COR mainly consisted of the cost of purchasing the inventory, commissions paid to sales agents and amortization of the web hosting platform.  Write-down of inventory to lower of cost or market also is recorded in COR.     COR as a percentage of revenue was 43% in the three months ended March 31, 2016, compared with 45% for comparable period of 2015.

Gross Profit

Gross profit was $0.70 million for the three months ended March 31, 2016, compared to $0.80 million for the comparable period of 2015. Blended gross margin ratio was 57% and 55% for the three months ended March 31, 2016 and 2015, respectively. Gross margin ratio for HSJ was 58% and 56% for the three months ended March 31, 2016 and 2015, respectively; gross margin ratio for UKT was 0% and 79% for the three months ended March 31, 2016 and 2015, respectively; gross margin ratio for Qianxian Media was 45% for the three months ended March 31, 2016 and 2015.  UKT did not have any sales and cost of sales in the three months ended March 31, 2016.

Operating Expenses

Operating expenses were $0.40 million for the three months ended March 31, 2016, compared to $1.57 million for the comparable period of 2015, a decrease of $1.17 million, or 74%. The decrease was mainly due to a reduction in meeting expenses, salary expense and rent expense of HSJ.

Non-Operating Income (Expense), net

Net non-operating expense was $2,592 for the three months ended March 31, 2016, compared to non-operating income of $106,336 for the comparable period of 2015, a decrease of $108,928 or 102% from non-operating income. HSJ had $110,973 income from government support funding in the three months ended March 31, 2015.

Income Tax Expense

We had income tax expense of $174,360 for the three months ended March 31, 2016, compared to income tax expense of $189,304 for the comparable period of 2015. The effective income tax rate on taxable income for the three months ended March 31, 2016, was 59 % compared to (28)% for the three months ended March 31, 2015; the change in income tax expense was mainly due to a change in the valuation allowance for NOL.

Net Income (Loss)

Our net income for the three months ended March 31, 2016, was $0.12 million compared to net loss of $0.85 million for the comparable period of 2015, an increase of $0.98 million or 114%. Net income as a percentage of revenue was 10% in the three months ended March 31, 2016, and net loss as a percentage of revenue was (59)% in the comparable period of 2015. This increase in net income was mainly attributable to the significant decrease in operating expense by $1.17 million.

Liquidity and Capital Resources

As of March 31, 2016, cash and equivalents were $31,144, compared to $27,795 as of December 31, 2015. At March 31, 2016, we had a working capital deficit of $7.71 million, a increase of $0.42 million from the deficit at December 31, 2015 of $7.29 million.

We incurred net income of $ 0.12 million for the three months ended March 31, 2016. However, we had a working capital deficit of $7.71 million, and a shareholders' deficit of $10.23 million as of March 31, 2016. These conditions raised a substantial doubt about our ability to continue as a going concern. We are currently changing our business model to a rural e-commerce trading platform, which integrates e-commerce and electronic administrative affairs of villages, and targets users from villages and rural areas. We are currently test running the rural e-commerce trading platform, and expect commercial operations to begin within a few months. With existing resources for sales and marketing channels, and a huge market for internet users in rural areas, managements expects our business to grow. Management also intends to raise additional financing through debt and equity financing or through other means that it deems appropriate. However, no assurance can be given that we will be successful in raising additional capital or satisfactory terms, if at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(33,438)	$(901,757)
Net cash used in investing activities	$-	$(3,515)
Net cash provided by financing activities	$36,619	$325,213

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $33,438 for the three months ended March 31, 2016, compared to net cash used in operating activities of $0.90 million in the comparable period of 2015. The decrease of cash outflow from operating activities for the three months ended March 31, 2016 was principally attributed to increased net income of $0.97 million.

Net cash used in investing activities

There was no cash used in or provided from investing activities for the three months ended March 31, 2016, compared to cash used in investing activities of $3,515 for the comparable period of 2015.  We paid $3,515 for acquisition of fixed assets in the three months ended March 31, 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $36,619 for the three months ended March 31, 2016, compared to $325,213 of net cash provided by financing activities in the comparable period of 2015.  The net cash provided by financing activities in the three months ended March 31, 2016 was due to advances from related parties for our working capital needs, while in the comparable period of 2015, we had advances from related parties of $325,213.

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

Revenue Recognition

Our revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.  Revenues are recognized when a formal arrangement exists, which is generally represented by a contract between our companies and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

We grants perpetual access to platform usage to certain customers. Revenue and commission costs relating to such licenses are recorded over a 5-year estimated turnover period based on our historical experience of customers’ activity.

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

We use FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

We have three operating segments: 1) providing Internet platform services; 2) on-line and physical stores to sell featured products labeled with UKT's trademarks, and 3) providing advertising-supported websites and magazines to publicize the information and news regarding urban and rural areas to attract advertising source income. These operating segments were determined based on the nature of the products offered or services provided.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that this adoption will have a significant impact on our consolidated financial statements/(CFS).

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are in the process of evaluating the impact of adoption of this guidance on the CFS.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our CFS.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not anticipate that this adoption will have a significant impact on our CFS.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact of adoption of this ASU on our CFS.

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. We are evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our CFS.

As of March 31, 2016, there is no recently issued accounting standards not yet adopted that would have a material effect on our CFS.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Management. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Item 1A our Annual Report on Form 10-K filed on April 14, 2016 (the “2015 Form 10-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Except as otherwise disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, there have been no material changes in the risk factors previously disclosed in the 2015 Form 10-K.

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

Yinhang Internet Technologies Development, Inc.

Date: May 20, 2016	By:	/s/ Yahong Zhao
Yahong Zhao Chief Executive Officer (Principal Executive Officer

	By:	/s/ Changqing Liu
Changqing Liu Chief Financial Officer (Principal Financial Officer)